Form 10-Q
period 2023-09-30
La Rosa Holdings Corp.
filed 2023-11-20
CIK 1879403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2023

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number:
001-41588

LA ROSA HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-1641189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1420 Celebration Blvd., 2nd Floor Celebration, Florida	34747
(Address of principal executive offices)	(Zip Code)

(321) 250-1799
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	LRHC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes
☐
No
☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes
☒
No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

As of November
20
, 2023, the registrant had
11,394,990
 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3

	CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)	5

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)	7

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4.	CONTROLS AND PROCEDURES	32

PART II.	OTHER INFORMATION	33

ITEM 1.	LEGAL PROCEEDINGS	33

ITEM 1A.	RISK FACTORS	33

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES	33

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	33

ITEM 4.	MINE SAFETY DISCLOSURES	34

ITEM 5.	OTHER INFORMATION	34

ITEM 6.	EXHIBITS	34

	SIGNATURES	35

P
ART I. FINANCIAL INFORMATION

I
TEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

La Rosa Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)

Assets
Current assets:
Cash	$350,276	$118,558
Restricted cash	1,547,175	1,411,364
Accounts receivable, net	274,210	424,549
Other current assets	—	45,000
Due from related party	45,413	41,558
Total current assets	2,217,074	2,041,029

Non-current assets:
Deferred offering costs	3,529,192	1,760,447
Other non-current assets	21,270	79,314
Total non-current assets	3,550,462	1,839,761
Total assets	$5,767,536	$3,880,790

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Line of credit	$101,991	$86,163
Accounts payable	1,217,318	1,523,936
Accrued expenses	608,232	522,279
Due to related party, current	149,245	652,233
Derivative liability	323,750	1,022,879
Convertible notes payable, net	95,000	585,779
Advances on future receipts	334,722	—
Notes payable, current	253,200	250,788
Total current liabilities	3,083,458	4,644,057

Non-current liabilities:
Note s payable, net of current	354,540	360,912
Due to related party, net of current	—	338,757
Security deposits payable	1,607,024	1,415,059
Total non-current liabilities	1,961,564	2,114,728
Total liabilities	5,045,022	6,758,785

Commitments and contingencies (Note 4)

Stockholders’ equity (deficit):
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 2,000 Series X shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively; 3,436 Series A shares issued and outstanding at September 30, 2023 and none issued or outstanding at December 31, 2022	—	—
Common stock - $0.0001 par value; 250,000,000 shares authorized; 6,284,168 and 6,000,000 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	628	600
Additional paid-in capital	6,747,489	1,410,724
Accumulated deficit	(6,025,603)	(4,289,319)
Total stockholders’ equity (deficit)	722,514	(2,877,995)
Total liabilities and stockholders' equity (deficit)	$5,767,536	$3,880,790

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$6,792,250	$6,131,892	$20,320,606	$20,206,673

Cost of revenue	6,216,751	5,582,663	18,450,162	17,998,181

Gross profit	575,499	549,229	1,870,444	2,208,492

Operating Expenses:
General and administrative	943,675	1,133,987	2,751,713	3,195,947
Sales and marketing	49,277	52,057	242,548	296,429
Total operating expenses	992,952	1,186,044	2,994,261	3,492,376

Loss from operations	(417,453)	(636,815)	(1,123,817)	(1,283,884)

Other income (expense) :
Interest expense, net	(6,966)	(50,351)	(147,505)	(84,020)
Amortization of financing fees	(207,887)	(4,053)	(882,781)	(100,123)
Change in fair value of derivative liability	10,201	(1,147)	138,985	(24,363)
Forgiveness of debt	—	—	—	149,312
Other income, net	278,266	—	278,834	27,786
Total other income (expense)	73,614	(55,551)	(612,467)	(31,408)
Loss before provision for income taxes	(343,839)	(692,366)	(1,736,284)	(1,315,292)
Provision for income taxes	—	—	—	—
Net loss	$(343,839)	$(692,366)	$(1,736,284)	$(1,315,292)

Loss per share:
Basic and diluted	$(0.06)	$(0.12)	$(0.29)	$(0.22)

Shares used in computing loss per share:
Basic and diluted	6,180,633	6,000,000	6,063,056	6,000,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(unaudited)

	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional	Accumulated
Three Months Ended September 30, 2023	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Total Equity
Balance as of June 30, 2022	2,836	$—	2,000	$—	6,004,000	$600	$4,646,081	$(5,681,764)	$(1,035,083)
Net loss								(343,839)	(343,839)
Issuance of series A preferred stock	600	—					600,000		600,000
Issuance of common stock for deferred offering costs					250,168	25	1,250,815		1,250,840
Issuance of common stock related to debt maturity					30,000	3	149,997		150,000
Extinguishment of derivative liability related to exchange of convertible and related party debt and the repayment of external debt							95,555		95,555
Stock-based compensation							5,041		5,041
Balance as of September 30, 2023	3,436	$—	2,000	$—	6,284,168	$628	$6,747,489	$(6,025,603)	$722,514

	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional	Accumulated
Nine Months Ended September 30, 2023	Shares	Par Value	Shares	Par Value	Shares	Amount	Paid-In Capital	Deficit	Total Equity
Balance as of December 31, 2022	—	$—	2,000	$—	6,000,000	$600	$1,410,724	$(4,289,319)	$(2,877,995)
Net loss								(1,736,284)	(1,736,284)
Issuance of series A preferred stock	3,436	—					3,446,468		3,446,468
Issuance of common stock for deferred offering costs					250,168	25	1,250,815		1,250,840
Issuance of common stock related to debt maturity					30,000	3	149,997		150,000
Extinguishment of derivative liability related to exchange of convertible debt and related party debt, and the repayment of external debt							410,144		410,144
Stock-based compensation							79,341		79,341
Issuance of common stock for equity incentive awards					4,000	—	—		—
Balance as of September 30, 2023	3,436	$—	2,000	$—	6,284,168	$628	$6,747,489	$(6,025,603)	$722,514

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(unaudited)

	Preferred Stock Series X		Common Stock		Additional	Accumulated
Three Months Ended September 30, 2022	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Total Equity
Balance as of June 30, 2022	2,000	$—	6,000,000	$600	$425,016	$(2,573,748)	$(2,148,132)
Net loss						(692,366)	(692,366)
Member’s distributions						11,660	11,660
Balance as of September 30, 2022	2,000	$—	6,000,000	$600	$425,016	$(3,254,454)	$(2,828,838)

	Preferred Stock Series X		Common Stock		Additional	Accumulated
Nine Months Ended September 30, 2022	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	Total Equity
Balance as of December 31, 2021	2,000	$—	6,000,000	$600	$425,016	$(1,739,135)	$(1,313,519)
Net loss						(1,315,292)	(1,315,292)
Member’s distributions						(200,027)	(200,027)
Balance as of September 30, 2022	2,000	$—	6,000,000	$600	$425,016	$(3,254,454)	$(2,828,838)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries
Condensed
Consolidated Statement of
Cash Flows
(unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,736,284)	$(1,315,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	79,341	—
Forgiveness of debt	—	(149,312)
Change in fair value of derivatives	(138,985)	24,363
Amortization of debt discount and financing fees	714,961	100,123
Non-cash interest expense	56,877	69,147
Amortization of original issue discount	212,358	—
Provision for bad debts	17,826	74,817
Changes in Operating Assets and Liabilities:
Accounts receivable	132,513	225,771
Other current assets	45,000	(5,000)
Accounts payable	(171,370)	(3,049)
Accrued expenses	145,013	201,057
Security deposits payable	191,965	183,553
Other	—	(51,136)
Net Cash Used in Operating Activities	$(450,785)	$(644,958)
Cash Flows from Financing Activities:
Borrowings on line of credit	293,523	21,518
Repayments on line of credit	(277,695)	—
Proceeds from notes payable	—	264,448
Payments on notes payable	(280,951)	—
Proceeds from advances on future receipts	500,650	—
Payments on advances on future receipts	(326,250)	—
Deferred offering costs	(595,108)	(375,182)
Proceeds from convertible debt	—	20,000
Proceeds from related party debt	—	670,000
Payments on related party debt	(18,855)	(33,136)
Proceeds from preferred stock	1,523,000	—
Distributions paid	—	(200,027)
Net Cash Provided by Financing Activities	$818,314	$367,621

Net Increase (Decrease) in Cash and Restricted Cash	$367,529	$(277,337)
Cash and Restricted Cash at Beginning of Period	1,529,922	1,639,798
Cash and Restricted Cash at End of Period	$1,897,451	$1,362,461

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$22,386	$14,873
Taxes	$—	$—

Non-Cash Activities:
Convertible debt and related party debt exchanged for 1,912 shares of Series A Convertible Preferred Stock	$1,923,468	$—
(Decrease) Increase in accounts payable related to deferred offering costs	$(77,204)	$579,439
Value of 250,168 shares of common stock issued for deferred offering costs	$1,250,840	$—
Issuance of 30,000 shares of common stock as part of the repayment of the OID Note	$150,000	—
Settlement of conversion rights	$410,144	—

Reconciliation of Cash and Restricted Cash
Cash	$350,276	$66,961
Restricted Cash	1,547,175	1,295,500
Cash and Restricted Cash	$1,897,451	$1,362,461

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Nature of Organization
La Rosa Holdings Corp. (the “Company”) is the holding company for five agent-centric, technology-integrated, cloud-based, multi-service real estate segments
. In addition to providing person-to-person residential and commercial real estate brokerage services to the public, the Company cross sells ancillary technology-based products and services primarily to sales agents and the sales agents associated with the Company’s franchisees. The business is organized based on the services provided internally to agents and to the public, which are residential and commercial real estate brokerages, franchising, real estate brokerage education and coaching, and property management services.

Liquidity
During the first nine months of fiscal year 2023, the Company effectuated a number of transactions that significantly increased the Company’s liquidity since its position on December 31, 2022. The Company issued 1,523 shares of Series A Convertible Preferred Stock to 77 investors in a private placement pursuant to Regulation D under the Securities Act, raising $1,523,000. The Company also exchanged convertible debt with an outstanding balance of $598,836, including accrued interest of $87,836, for 591 shares of Series A Preferred Stock. On March 27, 2023, the Company exchanged a portion of its related party debt with an outstanding gross balance of $1,324,631, excluding debt discount of $469,785, but including accrued interest of $28,101, for 1,321 shares of Series A Preferred Stock. And on December 31, 2022, a loan of $556,268 from Celebration Office Condos LLC, a company owned by Mr. La Rosa, was forgiven for one share of Series A Preferred Stock that was issued in the first quarter of fiscal year 2023. See Note 6 – Equity for additional information on the Series A Convertible Preferred Stock.

On September 30, 2023, the Company had a cash balance of $350,276 and negative working capital of ($866,384). On October 12, 2023, the Company completed an initial public offering (“IPO”) and sold 1,000,000 shares of its common stock, par value $0.0001, at a price to the public of $5.00 per share, resulting in gross proceeds of $5,000,000. The Company received net proceeds of $4,360,000 after underwriter discounts, commissions, and expenses. The Company also reclassified $3,529,192 of deferred offering costs as of September 30, 202
3
to additional paid in capital upon completing the IPO. The Company used the proceeds to satisfy
 existing debt and accrued interest
in the aggregate amount
of approximately $375,000, related party debt of approximately $150,000,
and
existing accounts payable of $1,000,000
., On October 13, 2023 and on October 16, 2023, the Company acquired controlling interests in two of its franchisees: Horeb Kissimmee Realty, LLC and La Rosa Realty Lake Nona, Inc., for a total consideration of $4,743,127, including $550,000 in cash from the proceeds of the IPO, with the remainder in common stock. See Note 8 – Subsequent Events for additional information regarding the acquisitions.

The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Furthermore, during the period required to achieve substantially higher revenue in order to become consistently profitable, the Company may require additional funds that might not be readily available or might not be on terms that are acceptable to the Company. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. The Company believes that its existing working capital and cash on hand after completing its IPO
will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgements affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited and reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Results of the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the Company as of and for the year ended December 31, 2022, included in the Company’s Registration Statement on Form S-1. The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements referred to above.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements
On March 21, 2022, the Company effected a 1-for-10 reverse stock split and on April 17, 2023, the Company effected a 2-for-1 forward stock split of its common stock issued and outstanding (including adjustments for fractional shares). As a result, all share information in the accompanying condensed
consolidated financial statements has been adjusted as if the reverse stock split and the forward stock split happened on the earliest date presented.

Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include allowance for doubtful accounts and assumptions used to determine fair value of warrants and other equity instruments, the embedded conversion features of the convertible notes, and the fair value of acquisitions, including intangible assets.

Reclassifications
Certain reclassifications have been made to data presented in the 2022 financial statements to conform with the 2023 financial statement presentation.
Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. Although the Company limits its exposure to credit loss by depositing its cash with established financial institutions that management believes have good credit ratings and represent minimal risk of loss of principal, the Company’s deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable, and the Company believes the carrying value approximates fair value.

Restricted Cash
Restricted cash consists of cash held by the Company for rent collected by the Company due to property owners as well as rent security deposits. The Company recognizes a corresponding deposit liability until the funds are released. Once the cash is transferred from escrow, the Company reduces the respective customer’s deposit liability.

Accounts Receivable
Accounts receivable consist of balances due from agents, tenants, franchisees, and commissions for closings. In determining collectability, historical trends are evaluated and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. The allowance for doubtful accounts was $44,721 and $29,039 as of September 30, 2023 (unaudited) and December 31, 2022, respectively.

Fair Value Measurements
The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels as follows:

•	Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

ASC 820 requires the use of observable data if such data is available without undue cost and effort. When available, the company uses unadjusted quoted market prices to measure the fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use current market-based or independently sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments. In the event of an other-than-temporary impairment of a non-public equity method investment, the Company uses the net asset value of its investment in the investee, adjusted using discounted cash flows, for the Company’s estimate of the price that it would consider all factors that would impact the investment’s fair value. The Company’s financial instruments consist primarily of receivables, accounts payable, accrued expenses and short- and long-term debt. The carrying amounts of receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of such instruments.

In accordance with accounting standards, the Company determined that on September 30, 2023 and on December 31, 2022
certain instruments qualified as derivative liabilities and should be recorded at their fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings. The fair value of these instruments was computed using the Black Scholes model, incorporating transaction details such as the assumed price of the Company’s common stock at an initial public offering, contractual terms, maturity and risk-free rates, as well as assumptions about future financings, volatility, and holder behavior.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows:

	As of September 30, 2023 ( u naudited)				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$323,750	$323,750	$—	$—	$1,022,879	$1,022,879

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the three-month
 periods ended September 30, 2023 and 2022:

	2023 ( u naudited)	2022 ( u naudited)
Balance – Ju ne 30 ,	$587,006	$164,888
Issuance of common stock related to the derivative liability	(157,500)	—
Extinguishment of derivative liability	(95,555)	—
Change in fair market value	(10,201)	1,147
Balance – September 30,	$323,750	$166,035

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the nine-month periods ended September 30, 2023 and 2022:

	2023 ( u naudited)	2022 ( u naudited)
Balance – December 3 1,	$1,022,879	$141,672
Issuance of derivative liabilities	7,500	—
Issuance of common stock related to the derivative liability	(157,500)	—
Extinguishment of derivative liability	(410,144)	—
Change in fair market value	(138,985)	24,363
Balance – September 30,	$323,750	$166,035

Deferred Offering Costs
The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’
 equity (
deficit
)
as a reduction of additional paid-in capital. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed
consolidated statement of operations. Deferred offering costs were $3,529,192 (unaudited) and $1,760,447 as of September 30, 2023 and December 31, 2022, respectively, and are included in Non-current assets on the condensed consolidated balance sheets.

Loan
F
ees,
D
ebt
D
iscounts, and
F
inancing
F
ees
The Company accounts for debt discount according to ASC No. 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. For the three-month periods ended September 30, 2023 and 2022, the Company recorded amortization of debt discounts of $207,887 (unaudited) and $4,053 (unaudited), respectively. For the nine-month periods ended September 30, 2023 and 2022, the Company recorded amortization of debt discounts of $882,781 (unaudited) and $100,123 (unaudited), respectively.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Revenue Recognition
The Company applies the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The Company measures revenue within the scope of ASC 606 by applying the five steps required by the standard
.
At contract inception, the Company assesses the services promised within each contract that falls under the scope of ASC 606, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied, which is when, or as, the customer receives the benefit of the performance obligation. The application of the five steps necessitates the development of assumptions that require judgment.

The revenue policies of each of our business segments
are
 included in the consolidated financial statements for the Company as of and for the year ended December 31, 2022, included in the Company’s Registration Statement on Form S-1.

Revenues from contracts with customers are summarized by category as follows for the for the three- and nine-month periods ended September 30, 2023 and 2022 periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 ( u naudited)	2022 ( u naudited)	2023 ( u naudited)	2022 ( u naudited)
Real Estate Brokerage Services (Residential)	3,848,991	3,674,149	$11,851,678	$12,896,795
Franchising Services	217,450	235,607	734,235	822,410
Coaching Services	182,393	164,653	464,603	512,553
Property Management	2,512,810	2,035,126	7,169,786	5,897,105
Real Estate Brokerage Services (Commercial)	30,606	22,357	100,304	77,810
Revenue	6,792,250	6,131,892	$20,320,606	$20,206,673

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three and
nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 ( u naudited)	2022 ( u naudited)	2023 ( u naudited)	2022 ( u naudited)
Performance obligations satisfied at a point in time	3,948,963	4,236,131	$12,106,595	$13,484,424
Performance obligations satisfied over time	2,843,287	1,895,761	8,214,011	6,722,249
Revenue	6,792,250	6,131,892	$20,320,606	$20,206,673

Cost of Revenue
Cost of revenue consists primarily of agent commissions less fees paid to the Company by the real estate agents.

Advertising
Advertising costs are expensed as incurred.
Advertising expense for the three-month periods ended September 30, 2023 and 2022 was $10,718 (unaudited) and $2,780 (unaudited), respectively.
Advertising expense for the nine-month periods ended September 30, 2023 and 2022 was $60,032 (unaudited) and $100,921 (unaudited), respectively, and are included in sales and marketing expenses in the condensed
 consolidated statements of operations.

Other
I
ncome,
N
et
Other income, net for the three-month periods ended September 30, 2023 was from an IRS employee retention refundable credit received for prior tax years, net of legal costs to obtain the credit.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Loss Per Common Share
Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by giving effect to all potential shares of common stock, including those related to our outstanding warrants and stock equity plans, to the extent dilutive. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been antidilutive:

	September 30,
	2023	2022
Warrants	140,000	40,000
Options	80,000	80,000
Restricted Stock Award	4,000	—
Future equity shares	60,000	—
Total	284,000	120,000
Stock Based Compensation
The Company follows the requirements of FASB ASC 718-10, Share Based Payments with regards to stock-based compensation issued to employees, directors, and non-employees. The Company has agreements and arrangements that call for stock to be awarded to consultants as compensation. The valuation methodology used to determine the fair value of the warrants issued during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the warrants or stock options. Risk–free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The Company recognizes forfeitures as they occur.

Recently Adopted Accounting
Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted the standard beginning in fiscal year 2023. The adoption did not have a material impact on the Company’s condensed
consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company will implement ASU 2020-06 on January 1, 2024.

NOTE 3 – RELATED PARTY TRANSACTIONS

Due from related party

La Rosa Realty, LLC has provided interest-free, due on demand advance
s
to La Rosa Insurance LLC, a company controlled by the Company’s chief executive officer. The outstanding balance was $45,413 (unaudited) and $41,558 as of September 30, 2023 and December 31, 2022, respectively.

Related party transactions

The Company leases its corporate office from an entity controlled by the Company’s chief executive officer and increased the leasing space on July 1, 2023. The rent expense was
 $50,718
(unaudited)
and

$118,128
(unaudited) for the three- and nine-month period ending September 30, 2023, respectively.
During 2022, no rent expense was charged to the Company. There is no written agreement, and the rent is determined on a month-to-month basis. There are no future minimum rental payments, and the lease may be cancelled at any time by either party.

On May 4, 2023, the mother of Joseph La Rosa purchased 200 shares of the Company’s Series A Convertible Preferred Stock for $200,000.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Due to related party (due on demand advances)

Prior to 2023, the Company’s
chief executive officer provided interest free, due on demand, advances to the Company for the general operations of the Company. The outstanding balance of these obligations was $60,591 (unaudited) and $75,591 as of September 30, 2023 and December 31, 2022, respectively.

Prior to 2023, a relative of the Company’s
chief executive officer provided an interest free, due on demand, advance to the Company. The outstanding balance was $48,000 as of September 30, 2023 (unaudited) and December 31, 2022.

Prior to 2023, an
entity owned by the Company’s chief executive officer provided an interest free, due on demand, advance to the Company. The outstanding balance was $40,654 as of September 30, 2023 (unaudited) and December 31, 2022.

The Company repaid all of the advances totaling $149,245 at the closing of the Company’s IPO on October 12, 2023.

Due to related party (term loans)

From February 2022 through October 3, 2022, the Company issued to Joseph La Rosa, the Company’s chief executive officer, six unsecured subordinated promissory notes in the aggregate principal amount of $765,000. The notes accrued interest at rates ranging from 1.4% per annum to 3.43% per annum, each with a three year term with monthly payments toward principal and interest beginning after the Company’s IPO. The payment of all or any portion of the outstanding principal balances of the notes and all interest thereon shall be pari passu in right of payment and in all other respects to the other unsecured subordinated promissory notes issued and all other trade debt and other obligations of the Company ranking similar to the note.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

On July 15, 2021, the Company issued to an unaffiliated private investor an unsecured subordinated promissory note (the “ELP Note”) in the principal amount of $40,000 that was used for general corporate purposes. Interest accrue
d
 on the principal amount at 18% per annum. The payment of all or any portion of the outstanding principal balance of the note and all interest thereon shall be pari passu in right of payment and in all other respects to the other unsecured subordinated promissory notes issued and all other trade debt and other obligations of the Company ranking similar to the note. Th
e
original maturity of the note was April 30, 2022, which
w
as extended to January 31, 2023. On December 1, 2022, Joseph La Rosa
, the Company’s chief executive officer,
entered into an agreement with Mr. Carlos J. Bonilla, an attorney with the law firm of ELP Global PLLC that represents the Company, pursuant to which Mr. La Rosa sold to Mr. Bonilla 600,000 shares of his common stock in exchange for the assignment by Mr. Bonilla of the ELP Note plus accrued interest and the payment by Mr. Bonilla to Mr. La Rosa of cash in the amount of $449,500. The agreement provides to Mr. Bonilla reverse split and anti-dilution protection and an option to sell all such shares back to Mr. La Rosa at a price of $598,000 on or before August 31, 2023. The option expired unexercised. As a result of the assignment of the ELP Note to Mr. La Rosa, the principal balance of $40,000 was reclassified to “Due to related party” on the condensed
c
onsolidated
b
alance
s
heets.

On December 2, 2022, the Company issued to Joseph La Rosa
, the Company’s chief executive officer,
a Convertible Original Issue Discount Promissory Note in the original principal amount of $491,530 for which he paid $449,500. This note has an annual original issue discount of
8.55
% with a default interest rate of
24.0
% and a $
5,000
per month per occurrence delinquency penalty. Mr. La Rosa has the right at any time, at his option, to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into shares of the Company’s common stock at a price equal to the offering price of the initial public offering multiplied by 0.75 with certain distribution, fundamental transaction and anti-dilution protections and cash penalties for failure to deliver the shares in a timely manner. The Company also issued to Mr. La Rosa warrants (the “Note Warrants”) exercisable for 50,000 shares of the Company’s common stock that: (i) have a term of 60 months; (ii) have full ratchet anti-dilution protection provisions; (iii) are exercisable for a number of shares of our common stock equal to the number of shares that would be issued upon full conversion of this note; and (iv) have an exercise price equal to the lower of: (A) $5.00 per share, or (B) the price per share of any subsequent offering undertaken by the Company. The Company also granted to Mr. La Rosa: (i) upon the repayment of the loan, 60,000 shares of the Company’s common stock (based on an assumed offering price of $5.00 per share in the initial public offering (or
60,000
shares if no subsequent offering is undertaken by the Company at the time of repayment
)
), (ii) the right to participate in any future financings, (iii) the right to rollover the principal and interest due to acquire Company securities in any future public or private offering, (iv) extensive and non-customary default provisions in the note, and (v) certain other affirmative and negative covenants. The loan will mature on the earlier of (i) six months from the date of issue or upon the completion of the Company’s initial public offering. The loan is junior in payment to any senior debt and is unsecured.

In March 2023, the Company exchanged, in a private placement under Sections 3(a)(9) and 4(a)(2) of the Securities Act, the
six unsecured subordinated promissory notes, the ELP Note, and the
Convertible Original Issue Discount Promissory Note representing an aggregate amount of principal and accrued interest of $1,324,631, for 1,321 shares of the Company’s Series A Preferred Stock at an exchange rate of $1,000.00 per share. See Note 6 – Equity for additional information on the Series A Convertible Preferred Stock.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate office from an entity owned by the chief executive officer and increased the leasing space on July 1, 2023. The rent expense was $50,718 (unaudited) and $118,128 (unaudited) for the three- and nine-month period ending September 30, 2023, respectively. Beginning in the third quarter of fiscal year 2023, the Company sublets a portion of its corporate office to an unrelated third party

and collected $7,470 (unaudited) for the three- and nine-month period ending September 30, 2023. During 2022, no rent expense was charged to the Company, and the Company did not sublet any of the corporate office space. There is no written agreement, and the rent is determined on a month-to-month basis. There are no future minimum rental payments, and the lease may be cancelled at any time by either party.

The Company is obligated under multiple noncancellable operating lease terms for office spaces, which will expire in
May
 2024 with escalating monthly payments ranging from $1,145 to $2,200, plus certain occupancy expenses as prescribed in the lease, including without limitation certain utility costs.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

On February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000.00. On April 11, 2023, the Company filed a motion to dismiss Mr. Gracy’s complaint, which is still pending.

On September 5, 2023, Mr. Anthony Freites, who was an alleged independent contractor of La Rosa Realty, LLC from January 13, 2013 until June of 2021, filed an amended complaint in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his contract and is looking for payment of commissions on alleged closed real estate sales as an independent contractor in the amount unspecified but allegedly including actual damages, compensatory damages, attorney’s fees, costs, and prejudgment interest. On October 12, 2023, the Company filed a motion to dismiss Mr. Freites’ complaint, which is
still pending.

The Company believes that the above claims are without merit, and it will vigorously defend against such claims. Moreover, these claims, in the aggregate, would not have a material adverse effect on the Company’s financial condition, business, or results of operations, should the Company’s defense not be successful in whole or in part. Except as stated herein, there is no other action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our Company or our officers or directors in their capacities as such.

Franchise Purchase Agreements

During fiscal year 2022, the Company signed purchase agreements with a portion of its
franchisees to acquire a majority or a one hundred percent interest in their real estate brokerage businesses immediately after the closing of the Company’s proposed initial public offering.

The Company closed two acquisitions in October 2023. See Note 8 – Subsequent Events for additional information. The purchase agreements had the following terms:

Name of Franchisee	Location	Percentage Interest To Be Purchased	Total Consideration	Cash Consideration	Stock Consideration (1)
Horeb Kissimmee Realty, LLC	Kissimmee, Florida	51%	$3,068,134	$500,000	$2,568,134
La Rosa Realty Lake Nona, Inc.	Orlando, Florida	51%	$1,674,994	$50,000	$1,624,994

(1)
The stock consideration was paid in unregistered, “restricted” shares of Company common stock valued at the IPO pri
c
e of $5.00.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Each of the sellers of the above franchisees have signed: (i) a Leak Out Agreement pursuant to which the sellers have agreed not to sell the shares of common stock received in the buyout transaction until the 181st day after the closing date of this offering, and for the period ending one year from that date, to sell only one-twelfth of the shares received per calendar month, subject to applicable securities laws as such shares are “restricted securities” under the Securities Act; (ii) a Proxy Agreement which grants to Mr. Joseph La Rosa or his successor, in his capacity as the CEO, the seller’s irrevocable proxy to vote all of the shares of common stock received by the sellers in the acquisition transaction; and (iii) an employment agreement to serve as the president of such company commencing immediately after the closing of the acquisition, reporting to Mr. Joseph La Rosa, with a salary that can be adjusted if that company’s net profitability changes by more than 5% in any one month. The sellers have agreed to certain confidentiality, work product, non-competition, non-solicitation, and non-disparagement terms.

NOTE 5 - DEBT

Line of Credit

The Company has a line of credit with Regions Bank that allows for advances up to
$150,000 plus interest at the Prime Rate plus 4.75% with a floor of 4.75% and no maturity date. On September 30, 2023 the rate was 13.25%. The outstanding advances on the line of credit w ere
$101,991 (unaudited) and $86,163 on September 30, 2023 and December 31, 2022, respectively. The line of credit is collateralized by Company assets.

Promissory Notes

The Company’s promissory notes payable balance consists of the following:

	September 30, 2023 ( u naudited)	December 31, 2022
Note s payable	$250,000	$250,788
Economic Injury Disaster Loans	357,740	360,912
Total Notes Payable	607,740	611,700
Less: Current Portion	(253,200)	(250,788)
	$354,540	$360,912

The minimum required principal payments on notes payable outstanding as of September 30, 2023 are as follows:

For t he years ending December 31 ,	Amount
2023 ( three mont hs )	$251,059
2024	4,232
2025	4,232
2026	4,232
2027	4,232
Thereafter	339,753
Total Notes Payable	$607,740

Note
s
Payable

On August 22, 2022, the Company issued to an unaffiliated private investor an unsecured subordinated promissory note in the principal amount of $250,000 that was used for general corporate purposes. Interest accrues on the principal amount at 15% per annum with a default interest rate of 18% per annum. The payment of all or any portion of the outstanding principal balance of the note and all interest thereon shall be pari passu in right of payment and in all other respects to the other unsecured subordinated promissory notes issued and all other trade debt and other obligations of the Company ranking similar to the note. This note had an original maturity of the earlier of the consummation of the closing of an initial public offering by the Company or on November 23, 2022. On December 5, 2022, the maturity was extended to the earlier of the consummation of the closing of an initial public offering by the Company or on January 31, 2023, all other terms remained unchanged. On February 16, 2023, the note was amended to extend the maturity to the earlier of the consummation of the closing of an initial public offering by the Company or on May 31, 2023. In addition, the Company will no longer make monthly interest payments and the principal balance along with all accrued but unpaid interest will be due on note maturity. On July 12, 2023 the note was amended to extend the maturity to the earlier of the consummation of the closing of an initial public offering by the Company or on August 31, 2023. On August 28, 2023 the note was amended to extend the maturity to the earlier of the consummation of the closing of an initial public offering by the Company or on October 31, 2023. The Company shall also pay to the investor $25,000 in the form of shares of the Company’s unregistered, restricted common stock which shall be calculated based on either: (i) the per unit price in Company’s initial public offering, or (ii) if the initial public offering has not yet occurred at the time of the repayment, the fair market value of the common stock as determined by the Board of Directors in good faith. The Company repaid the note principal and all unpaid accrued interest at
the closing of the Company’s IPO on October 12, 2023 and issued 5,000 unregistered, restricted shares of common stock.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

OID Note

On November 14, 2022, the Company and Emmis Capital II, LLC, an affiliate of one of the Company’s consultants (“Emmis Capital”), entered into a Securities Purchase Agreement and Senior Secured Promissory Note (“OID Note”) in the principal amount of $277,778 that was used for general corporate purposes. This OID Note has an original issue discount of 10.0%, accrues interest at the rate of 10.0% per annum, with a default interest rate of 24.0% and a $5,000 per month per occurrence delinquency penalty. At the Company’s option, upon not less than five business days’ written notice to the lead investor prior to the date on which interest is due, the Company may pay such interest (i) in kind or (ii) partly in cash and partly as interest paid in kind (“PIK Interest”). The PIK Interest will be capitalized, compounded and added to the unpaid principal amount of the note. Amounts representing the PIK Interest will be treated as principal. The note holder has the right at any time, at the holder’s option, to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the OID Note into shares of our common stock at a price equal to the offering price of this Offering multiplied by 0.75 with certain distribution, fundamental transaction and anti-dilution protections and cash penalties for failure to deliver the shares in a timely manner. The Company also issued to the lenders warrants (the “Lender Warrants”) exercisable for 50,000 shares of the Company’s common stock that: (i) have a term of 60 months; (ii) have full ratchet anti-dilution protection provisions; (iii) are exercisable for a number of shares of the Company’s common stock equal to the number of shares that would be issued upon full conversion of this Note; and (iv) have an exercise price equal to the lower of: (A) $5.00 per share, or (B) the price per share of any subsequent offering undertaken by the Company. The Company also granted to the lenders: (i) upon the repayment of the loan, 30,000 shares of the Company’s common stock (based on an assumed offering price of $5.00 per share (the “Lender Shares”) (or 30,000 shares if no subsequent offering is undertaken by the Company at the time of repayment), (ii) the right to participate in any future financings, (iii) additional “piggy back” registration rights, (iv) the right to rollover the principal and interest due to acquire Company securities in any future public or private offering, (v) extensive and non-customary default provisions in the note, and (vi) certain other affirmative and negative covenants. On or before the date that is ninety days after this Offering, the Company is required to file a registration statement with the SEC to register the securities issued to the lenders and to have that registration statement declared effective by May 13, 2023. The loan will mature on the earlier of (i) six months from the date of issue or upon the completion of this Offering. The Company and Emmis Capital agreed to extend the maturity date of the loan to the earlier of the date when the common stock is listed on Nasdaq, or July 31, 2023. The parties agreed that in the event of listing of the common stock on Nasdaq prior to July 31, 2023, on the effective date of this registration statement the Company will issue to Emmis Capital shares of common stock valued at the initial public offering price, in lieu of a cash $5,000 delinquency penalty payable from May 14, 2023 to July 31, 2023. In the event the listing is not completed by July 31, 2023, then the delinquency fee shall be paid in cash. In addition, Emmis Capital agreed to waive any and all events of default existing under the securities purchase agreement and the note as of June 21, 2023, including but not limited to its right to receive default interest and to receive any additional fees, penalties and charges. On August 28, 2023, the Company repaid the OID Note with a principal balance of $277,778, accrued interest of $21,842, and a delinquency penalty of $17,258. In addition, in accordance with the terms of the original note, the Company issued 30,000 shares of common stock to Emmis Capital on August 28, 2023.

Economic Injury Disaster Loan

On June 1, 2020, the Company received the net proceeds from an Economic Injury Disaster Loan (the “EIDL Loan”) from the SBA, in the amount of $
365,300
. After a processing fee, net proceeds were $365,100 under the terms. The EIDL Loan, which is in the form of a promissory note dated
May 27, 2020
, matures on May 27, 2050, and bears interest at a rate of 3.75% per annum. Payments are to be made monthly beginning as of May 27, 2021. Each payment is to be applied first to the interest accrued to the date of receipt of each payment, and the remaining balance, if any, will be applied to the principal. The loan terms provide for a collateral interest for the SBA and limits the use of proceeds to working capital to alleviate the effects of COVID-19 on the Company’s economic condition. The EIDL program does not currently provide a mechanism for loan forgiveness.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Convertible Notes

In two private placements conducted from July 2021 through October
202
2
, the Company entered into Convertible Note Purchase Agreements pursuant to which the Company issued unsecured convertible promissory notes (“Convertible Notes”). The Company issued Convertible Notes in the aggregate principal amount of $616,000 that was used to pay the expenses of the organization and reorganization and for other general corporate purposes. Interest accrue
d
 on the principal amount of
16
of the Convertible Notes at 2.5% with a default rate of 3.0% per annum, and interest accrue
d
 on the principal amount of seven of the Convertible Notes at 18.0%, with a default interest rate of 20.0% per annum. The Convertible Notes rank ed
on a parity with the Company’s other existing debt and mature on the earlier of the date that the Company’s common stock becomes listed for trading on a national securities exchange or one year from the date of issue of each such note. Prior to the maturity date, the Convertible Notes will convert the outstanding principal and accrued interest automatically into shares of the Company’s common stock on the date of the closing of an initial public offering by the Company at a price per share equal to the product of the public offering price multiplied by 0.80. The conversion feature was deemed to be a derivative liability, as such the Company recorded debt discounts of $203,782, which represented the fair value of the derivative liabilities at the commitment dates. In addition, the Company incurred $25,000 of professional fees directly related to the issuances of the Convertible Notes which was recorded as a debt discount. All of the Convertible Notes are prepayable, in whole or in part, at any time prior to maturity without penalty or premium. The Convertible Notes had original maturities at various times during 2022 and 2023,
which
all
were extended into 2023. In December 2022, the Company repaid a
2.5
% convertible note issued to one investor for a principal amount of $10,000 plus accrued interest.

During the first nine months of 2023, the Company exchanged, in a private placement under Sections 3(a)(9) and 4(a)(2) of the Securities Act, 1
8
 of the above convertible promissory notes, representing an aggregate amount of principal and accrued interest of $598,836, for 591 shares of the Company’s Series A Preferred Stock at an exchange rate of $1,000.00 per share.

The Company accrued interest totaling $7,737 (unaudited) and $32,239 (unaudited) during the three-month periods ended September 30, 2023 and 2022, respectively, and t he Company accrued interest totaling $25,216 (unaudited) and $85,661 (unaudited) during the nine-month periods ended September 30, 2023 and 2022, respectively, in connection with these
Convertible Notes
. As of September 30, 2023, the outstanding principal balance of the Convertible Notes was $95,000 (unaudited) and there was no remaining unamortized discount. As of December 31, 2022, the outstanding principal balance of the Convertible Notes was $606,000 and there was an unamortized discount of $20,221.

On the closing of the Company’s IPO on October 12, 2023, the Company repaid the principal and accrued interest of three of the remaining Convertible Notes totaling $94,433 and one Convertible Note with a principal balance plus accrued interest of $26,265 was converted into 6,566 unregistered, restricted shares of the Company’s common stock.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Cash Advance Agreement

On July 3, 2023, the Company entered into a Standard Merchant Cash Advance Agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $764,150 in future receipts of the Company for $500,650. Future receipts include cash, check, credit or debit card, electronic transfer, or other form of monetary payment. Until the purchase price has been repaid, the Company agreed to pay Cedar $27,188 per week. In addition, the Company granted Cedar a security interest in all the Company’s accounts, including deposit accounts and accounts receivable and proceeds. The Company recorded a debt discount in the amount of $263,500 based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company. The discount is reflected as a reduction on the outstanding liability and is being amortized as non-cash interest expense using the effective interest method over the term of the agreement. During the three and nine months ended September 30, 2023, non-cash interest expense of $160,322 was recorded from the amortization of debt discounts. As of September 30, 2023, the remaining gross balance of the Cash Advance was $437,900, with a remaining unamortized discount of $103,178, for a net balance of
 $334,722, which will be fully repaid by January 2024.

NOTE 6 – EQUITY

T
he Company is authorized to issue two classes of stock
, consisting of 250,000,000 shares of common stock, $0.0001 par value per share, and 50,000,000 shares of preferred stock, $0.0001 par value per share
.

Common Stock

On March 18, 2022, the Company effected a
1-for-10
reverse stock split of its common stock issued and outstanding, and on April 17, 2023, the Company effected a
2-for-1
forward stock split of its common stock issued and outstanding. As a result, all share information in the accompanying financial statements has been adjusted as if the reverse stock split and forward stock split happened on the earliest date presented. As the par value of the common stock was not impacted by the forward stock split, the Company recorded an entry to double the common stock at the earliest date presented with an offset to additional paid-in capital.

On January 10, 2022, the company entered into an investment banking agreement with a consultant. In addition to other compensation, the agreement requires the issuance of common stock of the Company equal to
4.0% of the Company. Such shares are to be held in book entry at the transfer agent and shall not be eligible to be sold until the Company trades on a Senior Exchange. The consultant is granted anti-dilution protection so that they retain 4.0% of the Company’s fully diluted shares outstanding after the Senior Exchange listing, including all shares issued or issuable associated with the Senior Exchange listing. The Company evaluated the agreement and determined that the performance condition was satisfied on July 31, 2023. As such, the Company issued 250,168 shares of Common Stock on July 31, 2023, valued at the then expected IPO price of $5.00 a share. Upon the completion of the Company’s IPO on October 12, 2023, the Company issued 228,656 shares of Common Stock, valued at the IPO
p
rice of
$5.00 a share, representing the remaining shares to be issued to the consultant.

On August 28, 2023, the Company repaid an OID Note and, in accordance with the terms of the original note, the Company issued 30,000 shares of Common Stock to Emmis Capital on August 28, 2023.

Preferred Stock

On February 13, 2023, the Company designated
11,000
shares of the authorized preferred stock as Series A Convertible Preferred Stock. The holders of the Series A Convertible Preferred Stock do not have voting rights, redemption rights, dividend rights, anti-dilution rights, nor liquidation rights. Each share of the Series A Preferred Stock will automatically convert into shares of the Company’s common stock upon the earlier of the closing date of the Company’s IPO or upon a change in control of the Company. Upon the Company’s IPO, the value of each share will be converted to common stock at a 30% discount of the IPO price.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

During the first nine months of fiscal year 2023, the Company issued 1,523 shares of its Series A Convertible Preferred Stock to 77 accredited sophisticated investors, raising $1,523,000. During the first half of fiscal year 2023, the Company exchanged 18 of the convertible promissory notes, representing an aggregate amount of principal and accrued interest of $598,836, for 591 shares of its Series A Preferred Stock at an exchange rate of $1,000 per share. In March 2023, the Company exchanged, the Convertible Original Issue Discount Promissory Note and the remaining Promissory Notes to Joseph La Rosa, representing an aggregate amount of principal and accrued interest of $1,324,631, for 1,321 shares of its Series A Preferred Stock at an exchange rate of $1,000 per share. And on December 31, 2022, a loan of $556,268 from Celebration Office Condos LLC, a company owned by Mr. La Rosa, was forgiven for one share of Series A Preferred Stock which was issued in March 2023.

Upon the first day of trading of the Company’s stock on the Nasdaq stock exchange on October 10, 2023, the 3,436 shares of the Series A Preferred Stock outstanding automatically converted into 981,676 shares of common stock based on the IPO price of $5.00.

Warrants

Warrants are issued to consultants as compensation or as part of certain debt offerings which entitle the holder to purchase shares of the Company’s stock at a fixed price. The strike price of the warrants granted in 2022 were set when the Company completed the pricing agreement related to the Company’s IPO with the Company’s underwriters on October 9, 2023, which was set at $5.00.

At September 30, 2023, warrants outstanding that have vested and are expected to vest are as follows (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Vested	140,000	$9.29	3.71	—
Expected to vest	—	—	—	—
Total	140,000	$9.29	3.71	—

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

There was no warrant activity for the nine-month period ending September 30, 2023. The number of shares under warrant at September 30, 2023 was 140,000 with a weighted average exercise price of $9.29.

As of September 30, 2023, no unrecognized amortization of financing fees related to warrants granted was outstanding.

Stock Option Awards

Stock options are awards issued to employees and directors that entitle the holder to purchase shares of the Company’s stock at a fixed price. Options issued prior to the Company’s IPO on October 12, 2023 have a strike price equal to the IPO price of
$5.00

per share
.

For the nine-month period ended September 30, 2023, the Company recorded stock-based compensation of
 $46,136
(unaudited) for stock option awards, which is included in general and administrative expense on the condensed consolidated statements of operations. There was no stock-based compensation for stock option awards during the three-month period ended September 30, 2023. There was no
stock-based compensation for stock option awards recorded for the three- and nine-month period ended September 30, 2022. The Company did not
realize any tax benefits associated with share-based compensation for the three- and nine-month period ended September 30, 2023, as the Company recorded a valuation allowance on all deferred tax assets.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

At September 30, 2023, options outstanding that have vested and are expected to vest are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Vested	80,000	$5.00	8.64	—
Expected to vest	—	—	—	—
Total	80,000	$5.00	8.64	—

There was no stock option activity for the nine-month period ending September 30, 2023. The number of shares under option at September 30, 2023 was 80,000 with a weighted average exercise price of $5.00 per share.

As of September 30, 2023, there was no unrecognized compensation expense related to stock option awards. As of December 31, 2022, unrecognized compensation expense related to stock option awards totaled $46,136, all of which was recognized in 2023.

Equity Incentive Plan

On January 10, 2022, the Company adopted the La Rosa Holdings Corp. 2022 Equity Incentive Plan (the “2022 Plan”) pursuant to which a maximum of 5,000,000 shares of common stock of the Company were authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. Persons eligible to receive awards under the 2022 Plan include employees, consultants, and directors of the Company. The plan is administered by the Compensation Committee of the Board of Directors. On October 20, 2023, the Company filed a Form S-8 to register the securities in the 2022 Plan.

Restricted Stock Units and Employment Grants

During July 2022, the Company made agreements with 89 real estate agents and employees who provide services to the Company that they would be issued restricted stock units under the Company’s 2022 Equity Incentive Plan covering approximately $1.96 million in value, which were issued upon the first day of trading of the Company’s common stock on the Nasdaq stock exchange on October 10, 2023, covering 391,972 shares. The restricted stock units vested immediately upon issuance. To cover employees’ payroll withholding tax liability, the Company netted 35,466 shares of Common Stock from the employee awards.

On February 1, 2023, the Company granted 4,000 shares of common stock to its Chief Technology Officer. The Company estimated the value of the grant based on the assumed initial public offering price of $5.00 and recorded share-based compensation of $20,000 (unaudited). In addition, the Chief Technology Officer will receive a future grant of 4,000 on February 1, 2024,
 which will be issued under the Company’s 2022 Equity Incentive Plan,

and the Company records stock-based compensation expense for the new grant ratably over the one-year vesting period. The Company also valued the new award using the assumed initial public offering price of $5.00 a share. For the three- and
nine-month period
s
ending September 30, 2023, the Company recorded

$5,041 (unaudited) and
 $13,205 (unaudited)
, respectively,
of share-based compensation expense, and as of September 30, 2023, unrecognized compensation expense related to the awards was $6,795, the majority of which will be recognized in 2023. The share-based compensation expense is recorded as
g
eneral and
a
dministrative expense on the
c
ondensed
c
onsolidated
s
tatements of
o
perations. The Company did not realize any tax benefits associated with share-based compensation for the three- and nine-month periods ended September 30, 2023, as the Company recorded a valuation allowance on all deferred tax assets.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Future Equity Awards

During 2022, the Company issued future equity awards to lenders of the Company, including the Company’s CEO, Joseph La Rosa. The awards were to be issued at the earlier of the maturity of the associated debt or when the Company completes an initial public offering.

The OID Note issued on November 14, 2022 was repaid by the Company on August 28, 2023. In accordance with the terms of the original note, the Company issued 30,000 shares of common stock to Emmis Capital on the repayment date. The Company estimated the fair value of the shares issued at $5.00 per share, which was the estimated price of the Company’s IPO.

Additional information with respect to future equity awards:

	Number of Shares	Grant Date Fair Value
Balance – December 31, 2022	90,000	$5.00
Granted	—	—
Issued	(30,000)	5.00
Expired or forfeited	—	—
Balance – September 30, 2023	60,000	$5.00

Subsequent to September 30, 2023, the Company completed its IPO. As a result, the Company issued 60,000 shares to the Company’s CEO, Joseph La Rosa, with a value of $5.00 per share, which was the IPO price, in accordance with the debt agreement the Company executed in December 2022.

NOTE 7 - SEGMENTS

The Company’s business is organized into five material reportable segments which aggregate 100% of revenue: Real Estate Brokerage Services (Residential); Franchising Services; Coaching Services; Property Management; and Real Estate Brokerage Services (Commercial).

The reporting segments follow the same accounting policies used in the preparation of the Company's consolidated financial statements. The following represents the information for the Company’s reportable segments for the three and
nine months ended September 30, 2023 and 2022, respectively.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 (unaudited)	2022 (unaudited)	2023 ( u naudited)	2022 (unaudited)
Revenue by segment
Real Estate Brokerage Services (Residential)	3,848,991	3,674,149	$11,851,678	$12,896,795
Franchising Services	217,450	235,607	734,235	822,410
Coaching Services	182,393	164,653	464,603	512,553
Property Management	2,512,810	2,035,126	7,169,786	5,897,105
Real Estate Brokerage Services (Commercial)	30,606	22,357	100,304	77,810
	6,792,250	6,131,892	$20,320,606	$20,206,673

Cost of goods sold by segment
Real Estate Brokerage Services (Residential)	3,525,248	3,548,703	$10,886,249	$12,024,450
Franchising Services	119,491	468	338,073	3,091
Coaching Services	97,607	77,315	241,476	249,778
Property Management	2,474,125	1,956,177	6,983,494	5,720,862
Real Estate Brokerage Services (Commercial)	280	-	870	-
	6,216,751	5,582,663	$18,450,162	$17,998,181
Gross profit (loss) by segment
Real Estate Brokerage Services (Residential)	323,743	125,446	965,429	872,345
Franchising Services	97,959	235,139	396,162	819,319
Coaching Services	84,786	87,338	223,127	262,775
Property Management	38,685	78,949	186,292	176,243
Real Estate Brokerage Services (Commercial)	30,326	22,357	99,434	77,810
	575,499	549,229	$1,870,444	$2,208,492

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three and
 nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 (unaudited)	2022 (unaudited)	2023 ( u naudited)	2022 (unaudited)
Performance obligations satisfied at a point in time	$3,948,963	$4,236,131	$12,106,595	$13,484,424
Performance obligations satisfied over time	2,843,287	1,895,761	8,214,011	6,722,249
Revenue	$6,792,250	$6,131,892	$20,320,606	$20,206,673

NOTE 8 - SUBSEQUENT EVENTS

Due from related party

In the past, La Rosa Realty, LLC has provided interest-free, due on demand advances to La Rosa Insurance LLC, a company controlled by the Company’s chief executive officer. The outstanding balance was $45,413 (unaudited) as of September 30, 2023. As a newly publicly traded company, La Rosa Holdings Corp. must comply with the Sarbanes-Oxley Act of 2002 and specifically Section 402, which amended the Securities Exchange Act of 1934 to prohibit companies from making most personal loans to their directors and executive officers. During the fourth quarter of 2023, upon the Company completing its IPO, the Compensation Committee reviewed the advance and determined that the existing related party receivable would be charged as part of the Company’s chief executive officer’s annual bonus as specified in his employment agreement.

Initial Public Offering

On October 12, 2023 the Company completed its IPO and sold 1,000,000 shares of its common stock, par value $0.0001, at a price to the public of $5.00 per share, resulting in gross proceeds of $5,000,000. The Company received net proceeds of $4,360,000 after underwriter discounts, commissions, and expenses. The Company also reclassified $3,529,192 of deferred offering costs as of September 30, 202
3
to additional paid in capital upon completing the IPO. The Company used the proceeds to repay existing debt and accrued interest of approximately $375,000, related party debt of approximately $150,000, existing accounts payable of $1,000,000, and $550,000 toward the purchase of two franchised La Rosa offices.

Series A Preferred Stock Conversion
 to Common Stock

Upon the first day of trading of the Company’s common stock on the Nasdaq stock exchange on October 10, 2023, the 3,436 shares of Series A Preferred Stock outstanding automatically converted into 981,676 shares of common stock based on the IPO price of $5.00.

Debt Conversion to Common Stock

Upon the first day of trading of the Company’s common stock on the Nasdaq stock exchange on October 10, 2023, the convertible debt with a principal balance of $25,000 and accrued interest of $1,265 was converted into 6,566 shares of the Company’s unregistered, restricted common stock based on the IPO price of $5.00.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Repayment of Debt

On October 12, 2023
,
the Company completed its IPO and a portion of the net proceeds was used to repay existing lenders that held debt with principal balances totaling $320,000 and accrued interest of $55,197.

Issuance of Restricted Stock Units

Prior to the IPO, the Company made
 agreements with 89 real estate agents and employees who provide services to the Company that they would be issued restricted stock units under the Company’s 2022 Equity Incentive Plan covering approximately $1.96 million in value, which were issued upon the first day of trading of the Company’s common stock on the Nasdaq stock exchange on
October
10, 2023, covering 391,972 shares. The restricted stock units vested immediately upon issuance. To cover employees’ payroll withholding tax liability, the Company netted 35,466 shares of Common Stock from the employee awards.

Issuance of Common Stock

On October 12, 2023
,
the Company completed its IPO and, as a result, the Company issued 60,000 shares of unregistered, restricted common stock to the Company’s CEO, Joseph La Rosa, with a value of $5.00 per share, in accordance with the debt agreement the Company executed in December 2022.

Upon the repayment of a note payable to one of the Company’s lenders, the Company issued 5,000 shares of unregistered, restricted common stock with a value of $5.00 per share in accordance with the debt agreement.

Upon the closing of the Company’s IPO, the Company issued 1,143,450 shares of common stock with a value of $5.00 per share to certain third-party
service providers in accordance with the respective contractual agreements.

In September 2023, the Company executed a consulting agreement with a service provider to supply
certain investor relations services. The Company made a deposit payment of $100,000 in September and paid the remainder of the contract in October for $325,000 in cash and 125,000 shares of the Company’s unregistered, restricted common stock, which were issued on October 13, 2023 and valued at $3.00 per share.

After September 30, 2023, the Company executed six consulting agreements with third-party service providers to supply certain services to the Company. The Company issued 594,000 shares of the Company’s common stock under the Company’s 2022 Equity Incentive Plan between October 26, 2023 and November 2, 2023, with a weighted-average value of $1.20 per share.

Issuance of Stock Options to Non-Management Board of Directors

On November 1, 2023, the Company issued stock options to its non-management board of directors in lieu of paying the directors their cash board fees they had accrued since the initiation of their term through September 30, 2023, which totaled $375,052. The Options cover 412,125 shares of the Company’s common stock at a strike price of $1.28 with a ten-year term. The options immediately vested upon grant, and the Company extinguished the accrued liability recorded at September 30, 2023.

Purchase of Two Franchises

On October 13, 2023, the Company completed its acquisition of 51% of the interest in La Rosa Realty Lake Nona, Inc. (“Lake Nona”). Lake Nona provides residential and commercial real estate brokerage services to the public primarily through sales agents. The Company also provides coaching and support services to agents on a fee basis. Lake Nona shareholders received 324,998 unregistered, restricted shares of the Company’s common stock valued at $5.00 a share and $50,000 in cash. The Company plans to finalize the purchase accounting within the measurement period, which may include adjustments to the fair values of assets acquired and liabilities assumed. The preliminary acquisition date fair value of the consideration totaled $1,674,990.

On October 16, 2023, the Company completed its acquisition of 51% of the interest in Horeb Kissimmee Realty, LLC (“Kissimmee”). Kissimmee provides residential and commercial real estate brokerage services to the public primarily through sales agents. The Company also provides coaching and support services to agents on a fee basis. Kissimmee members received 513,626 unregistered, restricted shares of the Company’s common stock valued at $5.00 a share and $500,000 in cash. The Company plans to finalize the purchase accounting within the measurement period, which may include adjustments to the fair values of assets acquired and liabilities assumed. The preliminary acquisition date fair value of the consideration totaled $3,068,130.

I
TEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
.

The following discussion and analysis are intended to help investors understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The share and per share amounts for all periods reflect the completion of the Reverse Stock Split, which was effective on March 21, 2022 and the 2-for-1 Forward Stock Split which was effective on April 17, 2023.
As discussed in the section titled “Cautionary Statement Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our expectations regarding consumer trends in residential real estate transactions;

•	our expectations regarding overall economic and demographic trends, including the continued growth of the U.S. residential real estate market;

•	our ability to grow our business organically in the various local markets that we serve;

•	our ability to attract and retain additional qualified agents and other personnel;

•	our ability to expand our franchises in both new and existing markets;

•	our ability to increase the number of closed transactions sides and sides per agent;

•	our ability to cross-sell our services among our subsidiaries;

•	our ability to maintain compliance with the law and regulations of federal, state, foreign, county and local governmental authorities, or private associations and governing boards;

•	our ability to expand, maintain and improve the information technologies and systems that we rely upon to operate;

•	our ability to prevent security breaches, cybersecurity incidents and interruptions, delays and failures of our technology infrastructure;

•	our ability to retain our founder and current executive officers and other key employees;

•	our ability to identify quality potential acquisition candidates in order to accelerate our growth;

•	our ability to manage our future growth and dependence on our agents;

•	our ability to maintain the strength of our brands;

•	our ability to maintain and increase our financial performance;

•
the market price for our common stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and minimal profits, which could lead to wide fluctuations in our share price;

•
there have recently been recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility seemingly unrelated to company performance following a number of recent initial public offerings, particularly among companies, like ours, that have had relatively smaller public floats;

•	sales of our common stock by us or our stockholders, including the Selling Stockholders, which may result in increased volatility in our stock price; and

•
other factors, including the risks contained in the section entitled “Risk Factors” of our prospectus filed with the Securities Exchange Commission (“SEC” or “Commission”) on October 10, 2023 pursuant to Rule 424(b)(1) under the Securities Act, relating to our registration statement on Form S-1 as originally filed with the Commission on April 19, 2022 (File No. 333-264372), as amended, relating to our industry, our operations, and results of operations.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Quarterly Report on Form 10-Q.

Business
Overview

We operate primarily in the United States residential real estate market. Our agent-centric commission model enables our sales agents to obtain higher net commissions than they would otherwise receive from many of our competitors in our local markets. Moreover, we believe that our proprietary technology, training, and the support we provide to our agents at a minimal cost to them is one of the best offered in the industry. We are currently in the process of developing and deploying our own proprietary technology which will further decrease our overall expenses as we eliminate the need for outside technology services.

A significant driver of our past growth, and we believe, our future growth is our ability to create revenue by referring or requiring our agents and our franchisees’ agents use of business services that we provide. For example, all agents new to our Company are required to have a “coach” and to attend multi-day training sessions to learn the Company’s philosophy, technology, and business practices. Concurrently, the agent works with his or her coach in obtaining listings, working with consumers, and closing transactions. All these activities are run through our La Rosa Coaching, LLC subsidiary which teaches advanced techniques for team building, personal growth, and business development, which we believe will enhance our revenue at a nominal increase in cost to us. In addition, unlike other residential real estate brokerages, we encourage our sales agents to pursue commercial real estate transactions and require them to utilize the services of our commercial real estate company, La Rosa CRE, LLC.

Our agent centric methodology, our advanced technology, and ancillary services, such as property management, will enable us to organically grow our agent base with virtually no incremental cost. In environments with increasing mortgage rates and declining sales transactions, we believe our model is more attractive to real estate agents, who retain more of their commission proceeds compared to traditional brokerage models. In fact, we have organically increased our agent count by just under four percent year-to-date in 2023 over 2022.

In order to continue to provide cutting edge technology and provide best-in-class coaching and education, we increased our pricing structure effective September 1, 2023, including increasing our agent annual fees and monthly fees, the fixed transaction fee, technology and accounting fees, and property management fees. The fee increases are the first in over two years.

To maximize the utility of our technological infrastructure, we anticipate acquiring additional brokerage firms that will increase our agent count. We also expect to acquire other complementary businesses, such as title and insurance agencies and a mortgage brokerage.
We continue to evaluate opportunities to drive our near-term and long-term growth.

On October 12, 2023, we consummated our initial public offering (“IPO”) pursuant to a registration statement on Form S-1 (File No: 333-264372), which was declared effective by the SEC on October 4, 2023, and we became an Exchange Act reporting company pursuant to a Form 8-A, as amended (File No. 001-41588) on October 4, 2023. On the IPO, we sold 1,000,000 shares of its common stock, par value $0.0001, at a price to the public of $5.00 per share, resulting in gross proceeds of $5,000,000. We received net proceeds of $4,360,000 after underwriter discounts, commissions, and expenses. We used the proceeds to repay existing debt and accrued interest of approximately $375,000, related party debt of approximately $150,000, existing accounts payable of $1,000,000, and to fund certain acquisitions, noted below. The remaining funds will be used for general corporate purposes, including continuing to develop propriety technology and to consider accretive acquisitions.

As disclosed by the Company in the current report on Form 8-K filed with the Commission on October 19, 2023, o
n October 13, 2023 and on October 16, 2023, we acquired controlling interests in two of our franchisees: Horeb Kissimmee Realty, LLC and La Rosa Realty Lake Nona, Inc., for a total consideration of $4,743,127, including $550,000 in cash from the proceeds from our IPO, with the remainder in common stock.

Description of Our Revenues

Our financial results are primarily driven by the total number of sales agents in our Company, the number of sales agents closing residential real estate transactions, the number of sales agents utilizing our coaching services, the number of agents who work with our franchisees, and the number of properties under management. We grew our agent count by just under four 4%, from 2,378 at September 30, 2022 to 2,471 at September 30, 2023.

The majority of our revenue is derived from a stable set of fees paid by our brokers, franchisees, and consumers. We have multiple revenue streams, with the majority of our revenue derived from commissions paid by consumers who transact business with our and our franchisees’ agents, royalties paid by our franchisees, dues and technology fees paid by our sales agents, our franchisees, and our franchisees’ agents. Our major revenue streams come from such sources as: (i) residential real estate brokerage revenue, (ii) revenue from our property management services, (iii) franchise royalty fees, (iv) fees from the sale or renewal of franchises and other franchise revenue, (v) coaching, training and assistance fees, (vi) brokerage revenue generated transactionally on commercial real estate, and (vii) fees from our events and forums.

The majority of our revenue is derived from fees and dues based on the number of agents working under the La Rosa Realty brand. Due to the low fixed cost structure of both our Company and franchise models, the addition of new sales agents generally requires little incremental investment in capital or infrastructure. Accordingly, the number of commission producing sales agents in our Company and our franchisees is the most important factor affecting our results of operations and the addition of new agents can favorably impact our revenue and our earnings before interest, taxes, depreciation and amortization (“EBITDA”). Historically, the number of agents in the residential real estate industry has been highly correlated with overall home sale transaction activity. We believe that the number of agents and those that produce commissions in our network is the primary statistic that drives our revenue. Another major factor is the cyclicality of the real estate industry that has peaks and valleys depending on macroeconomic conditions that we cannot control. And finally, our revenues fluctuate based on the changes in the aggregate fee revenue per sales agent as a significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents, including annual dues, continuing franchise fees, and certain transaction or service-based fees. Our revenue per agent also increases in other ways including when transaction sides and transaction sizes increase since a portion of our revenue comes from fees tied to the number and size of real estate transactions closed by our agents.

Key factors affecting our performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Inflation

The U.S. Federal Reserve continues to take action intended to address sharp increases in inflation. The Federal Reserve Board increased the federal funds rate to a range of 525 to 550 basis points as of July 2023 from a range of 0 to 25 basis points as of the first quarter of 2022. These increases have impacted interest rates, which have significantly contributed to rising mortgage rates. During the second half of 2022, the benchmark 30 year fixed conforming mortgage rate rose above 6% for the first time since 2008, according to Freddie Mac data, and has reached a recent peak of about 8% during the second half of 2023. Consequently, housing demand is softening, prices are flattening, and home sales are declining. In September of 2023, the existing home sales market declined 15.4% compared to September of 2022 according to the National Association of Realtors. This decline had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home. Continuing poor economic and market conditions, including a potential recession, would adversely affect our operating performance and results of operations.

Recent Legal Challenges to Sales Agents’ Commission Structure

Recent developments in the real estate industry have seen increased scrutiny and legal challenges related to the structure of real estate agent commissions. Legal actions and regulatory inquiries have been initiated to examine the fairness, transparency, and potential anticompetitive practices associated with the traditional commission model. Courts and regulatory bodies may be increasingly focused on ensuring transparency in commission structures, potentially leading to reforms that impact the earnings and business models of real estate professionals. Changes in legislation or legal precedents could impact the standard practices of commission-sharing between listing agents and buyer’s
agents and may adversely affect our business model and revenues.

Cybersecurity

Our business faces cybersecurity risks that could have a material adverse effect on our business operations, financial condition, and reputation. Key factors contributing to cybersecurity risks include, but are not limited to:

•
Constantly Evolving Threat Landscape
: The landscape of cybersecurity threats is constantly evolving, with new attack vectors, malware, and vulnerabilities emerging regularly. We may not be able to anticipate or mitigate all potential threats effectively.

•
Data Vulnerability
: We collect, store, and process sensitive customer and corporate data, making us a target for cybercriminals seeking to steal or exploit this information. A data breach could lead to financial and legal liabilities, including regulatory fines and customer trust erosion.

•
Third-Party Risks
: Our reliance on third-party service providers exposes us to risks associated with their cybersecurity practices. A breach or security failure in a third-party system could impact our operations and data.

•
Phishing and Social Engineering
: Employees and individuals connected to our organization may be susceptible to phishing attacks or social engineering tactics that compromise security. Human error or manipulation can lead to breaches.

•
Regulatory Compliance
: We are subject to various data protection and privacy regulations, and non-compliance could result in legal and financial penalties. Adhering to these regulations requires ongoing efforts and resources.

•	Business Interruption : A cyberattack or system breach may disrupt our operations, affecting our ability to serve customers, fulfill orders, and maintain revenue, resulting in financial losses.
•	Reputation Damage : A publicized cybersecurity incident can significantly damage our brand and reputation, leading to customer churn and reduced market confidence.

Additionally, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. We will be subject to such annual report disclosure requirements starting with our 2024 Form 10-K, and we will be subject to such Form 8-K disclosure requirements starting June 15, 2024.

We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy and data security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations.

Any failure or perceived failure by us or third parties upon whom we rely to comply with obligations, relating to privacy and data security may result in significant consequences including but not limited to governmental investigations and enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation, additional reporting requirements and/or oversight, bans on processing personal data, and orders to destroy or not use personal information.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of customers; interruptions or stoppages in our business operations; inability to process personal information; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q and in the Notes to the consolidated financial statements on Form S-1 declared effective by the SEC on October 4, 2023 describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the registration statement on Form S-1 declared effective by the SEC on October 4, 2023.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Results of Operations

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Real Estate Brokerage Services (Residential)	$3,848,991	$3,674,149	$174,842	5%	$11,851,678	$12,896,795	$(1,045,117)	-8%
Franchising Services	217,450	235,607	(18,157)	-8%	734,235	822,410	(88,175)	-11%
Coaching Services	182,393	164,653	17,740	11%	464,603	512,553	(47,950)	-9%
Property Management	2,512,810	2,035,126	477,684	23%	7,169,786	5,897,105	1,272,681	22%
Real Estate Brokerage Services (Commercial)	30,606	22,357	8,249	37%	100,304	77,810	22,494	29%
Total Revenue	$6,792,250	$6,131,892	$660,358	11%	$20,320,606	$20,206,673	$113,933	1%

Real Estate Brokerage Services (Residential)

Residential real estate services sales revenue increased $175 thousand, or 5%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to an increase of our transaction fee and monthly agent fee effective September 1, 2023, partially offset by a decrease in transaction volume by 14%.

Residential real estate services sales revenue decreased $1,045 thousand, or 8%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a decrease in residential brokerage transaction volume, which year-to-date was down 14%, which is primarily attributable to a rise in interest rates, partially offset by an increase in agent count of 4%.

Franchising Services

Franchising services revenue decreased $18 thousand, or 8%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and decreased $88 thousand, or 11%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. While our franchisees saw a similar decrease in volume related to the same market conditions in our residential services, our franchise charges are directly related to franchise income, number of agents, as well as other price and volume related fees, which amplified the decrease in franchise revenue.

Coaching Services

Coaching services revenue increased $18 thousand, or 11%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to an increase in an emphasis of our coaching program, which increased our coaching volume, along with additional ancillary coaching services that started at the end of the June 2023. Coaching services revenue decreased $48 thousand, or 9%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to the reduction in our residential transaction volume.

Property Management

Property management revenue increased $478 thousand, or 23%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, and increased $1,273 thousand, or 22%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a significant increase in the number of properties under management along with a management fee price increase effective September 1, 2023.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Real Estate Brokerage Services (Residential)	$323,743	$125,446	$198,297	158%	$965,429	$872,345	$93,084	11%
Gross Margin	8.4%	3.4%	5.0%		8.1%	6.8%	1.4%
Franchising Services	$97,959	$235,139	$(137,180)	-58%	$396,162	$819,319	$(423,157)	-52%
Gross Margin	45.0%	99.8%	-54.8%		54.0%	99.6%	-45.7%
Coaching Services	$84,786	$87,338	$(2,552)	-3%	$223,127	$262,775	$(39,648)	-15%
Gross Margin	46.5%	53.0%	-6.6%		48.0%	51.3%	-3.2%
Property Management	$38,685	$78,949	$(40,264)	-51%	$186,292	$176,243	$10,049	6%
Gross Margin	1.5%	3.9%	-2.2%		2.6%	3.0%	-0.4%
Real Estate Brokerage Services (Commercial)	$30,326	$22,357	$7,969	36%	$99,434	$77,810	$21,624	28%
Gross Margin	99.1%	100.0%	-0.9%		99.1%	100.0%	-0.9%
Total Gross Profit	$575,499	$549,229	$26,270	5%	$1,870,444	$2,208,492	$(338,048)	-15%
Total Gross Margin	8.5%	9.0%	-0.4%		9.2%	10.9%	-1.7%

Real Estate Brokerage Services (Residential)

Costs related to residential real estate brokerage services decreased $23 thousand, or 1%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease in costs was primarily due to a reduction in transaction volume. The increase in revenue and decrease in cost of revenue increased the gross margin of the residential real estate brokerage services, reaching 8.4%, which is in the range of our historical results.

Costs related to residential real estate brokerage services decreased $1,138 thousand, or 9%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, which declined proportionality with the decline in related revenue. The decrease in the cost of revenue was greater than the decrease in revenue, which increased our gross margin to 8.1%.

Franchising Services

During 2023, the Company incurred external software costs that supports the Company’s franchises, which is directly used to manage real estate transactions that generates revenue. The software is classified as a cost of revenue, and the Company expects to continue to use the software for the foreseeable future. The gross profit of franchising services has decreased by about 50% for the three- and nine-month periods ending September 30, 2023, which is offset by a decrease in general and administrative costs.

Coaching Services

Costs related to coaching services increased $20 thousand, or 26%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, and decreased $8 thousand, or 3%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Costs related to coaching services moved proportionally with the change in related revenue.

Property Management

Costs related to property management services increased $516 thousand, or 26%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, and increased $1,263 thousand, or 22%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in property management costs were primarily related to the timing of distributions to property owners as well as the increase in properties under management.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Sales and Marketing	$49,277	$52,057	$(2,780)	-5%	$242,548	$296,429	$(53,881)	-18%
Payroll and benefits	477,852	555,475	(69,023)	-14%	1,454,457	1,509,285	(54,828)	-4%
Rent and other	86,208	83,299	2,909	3%	236,706	148,740	87,966	59%
Professional fees	203,682	334,815	(131,133)	-39%	448,473	446,079	2,394	1%
Office	18,351	(712)	19,063	-2677%	75,226	180,652	(105,426)	-58%
Technology	51,116	177,603	(126,487)	-71%	153,274	548,470	(395,196)	-72%
Insurance, training and Other	101,425	(16,493)	117,918	-715%	304,236	362,721	(58,485)	-16%
Stock-based compensation expense	5,041	—	5,041	NM	79,341	—	79,341	NM
Total SG&A Expenses	$992,952	$1,186,044	$(193,092)	-16%	$2,994,261	$3,492,376	$(498,115)	-14%

NM: Not Meaningful

Selling, general and administrative costs decreased $193 thousand, or 16%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Payroll and benefits decreased primarily due to changes in the executive management team in 2022. Professional fee expenses decreased due to the reduction in indirect costs related to the Company’s efforts to file a registration statement related to the IPO. Technology costs decreased due to Company’s efforts to streamline costs and improve productivity. Insurance, training and other expenses increased due to a prior year credit the Company received in the third quarter of 2022.

Selling, general and administrative costs decreased $498 thousand, or 14%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Sales and marketing costs decreased as the Company worked to improve the efficiency of its marketing spend. Payroll and benefits decreased primarily due to changes in the executive management team in 2022. Rent and occupancy increased as the Company leases its corporate office from an entity owned by the chief executive officer. The rent expense was $118 thousand for the nine-month period ending September 30, 2023. During 2022, no rent expense was charged to the Company for its corporate office. There is no written agreement, and the rent is determined on a month-to-month basis. Office costs, technology costs and insurance, training and other costs all decreased due to the Company’s efforts to curtail expenses and improve productivity and efficiency. During 2023, the Company incurred stock-based compensation primarily due to option grants given to the non-management directors of our board of directors.

Other Income (Expense), Net

Other income, net for the three months ended September 30, 2023 was $74 thousand compared to other expense of $56 thousand for the three months ended September 30, 2022. The income in 2023 was due to an IRS employee retention credit received for prior tax years, net of legal costs to obtain the credit, partially offset by amortization of financing fees. The expense in 2022 was primarily due to interest expense related to the convertible debt issued in the fourth quarter of 2021. Interest expense in the third quarter of 2023 declined compared to the third quarter of 2022 due to the exchange of convertible debt and related party debt into Series A Preferred Stock in the first half of fiscal year 2023.

Other expense, net for the nine months ended September 30, 2023 was $612 thousand compared to other expense, net of $31 thousand for the nine months ended September 30, 2022. The 2023 expense was due to costs related to the amortization of financing fees related to convertible debt instruments with embedded equity elements issued in the fourth quarter of fiscal year 2022 along with an increase in interest expense associated with new debt issuances during the fourth quarter of fiscal year 2022, partially offset by a decrease in the revaluation of the derivative liabilities and the IRS employee retention credit received for prior tax years, net of legal costs to obtain the credit. The 2022 expense was due to costs related to the convertible debt issued in the fourth quarter of 2021, namely, amortization of finance fees, fair market value adjustments of the derivative liability related to the convertible notes, and interest expense on the convertible notes. These additional costs were partially offset by an increase in the forgiveness of debt of $149 thousand for the nine months ended September 30, 2022.

Liquidity and Capital Resources

On September 30, 2023 and December 31, 2022 we had cash of $0.3 million and $0.1 million, respectively, on hand. Since 2022, our operations have used cash as we worked toward our IPO and developed our growth strategy. Until such time that we begin receiving a return on our growth strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and the costs of being a public company.

In order to fund our operations, during the first nine months of fiscal year 2023, we effectuated a number of transactions that significantly increased our liquidity. We issued 1,523 shares of Series A Convertible Preferred Stock, raising $1,523,000. On October 12, 2023, we completed our IPO and received net proceeds of $4,360,000 after underwriter discounts, commissions, and expenses. We used the net proceeds to satisfy existing debt and accrued interest in the aggregate amount of approximately $375,000, related party debt of approximately $150,000, and existing accounts payable of $1,000,000. On October 13, 2023 and on October 16, 2023, we acquired controlling interests in two of our franchisees: Horeb Kissimmee Realty, LLC and La Rosa Realty Lake Nona, Inc., for a total consideration of $4,743,127, including $550,000 in cash from the proceeds from our IPO, with the remainder in common stock. The remaining funds are expected to be used to fund our daily operations and to execute our growth strategy.

We are subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of our offerings, and competition with larger companies with greater financial, technical, and marketing resources than us. Furthermore, we may finance future cash needs through public or private equity offerings, debt financings, or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or applications or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We believe that our cash availability and access to financing is sufficient for operations for the next twelve months from the issuance date of this report.

Summary of Cash Flows
	Nine Months Ended September 30,
	2023	2022
Net Cash Used in Operating Activities	$(450,785)	$(644,958)
Net Cash Provided by Financing Activities	$818,314	$367,621

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, operating activities consumed $0.5 million of the Company’s cash, which was primarily attributable to the net loss of $1.7 million partially offset by non-cash interest expense, amortization of original issue discount, and the amortization of debt discount and financing fees of $0.9 million and changes in working capital of $0.3 million.

During the nine months ended September 30, 2022, operating activities consumed $0.6 million of the Company’s cash which was primarily attributable to the net loss of $1.5 million, excluding the non-cash loan forgiveness of $0.2 million, partially offset by contributions from working capital of $0.6 million, non-cash interest expense and amortization of debt discount and financing fees of $0.2 million, and a provision for doubtful accounts of $0.1 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, the Company received cash of $0.8 million in financing activities, which was primarily attributable to proceeds from the issuance of the Series A Convertible Preferred Stock of $1.5 million and an advance on future receipts of $0.5 million, partially offset by cash paid for deferred offering costs of $0.6 million, payments on notes payable of $0.3 million, and payments on the advance on future receipts of $0.3 million.

During the nine months ended September 30, 2022, the Company received cash of $0.4 million in financing activities attributable to proceeds from related party debt, notes payable, convertible debt, and borrowing on the bank line of credit totaling $1.0 million, offset by cash paid for deferred offering costs of $0.4 million and distributions of $0.2 million.

I
TEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

I
TEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15
(e)
and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective
, as we are a newly publicly traded company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls
.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

P
ART II. OTHER INFORMATION

I
TEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

On July 14, 2023, a writ of garnishment was issued naming La Rosa Realty, LLC, a subsidiary of the Company, as a purported garnishee for an alleged, but not actual, employee or contractor, Marc Cameron, in the Seventh Judicial Circuit Court of St. Johns’ County, Florida. On October 31, 2023, the Plaintiff voluntarily dismissed the action.

On February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000.00. On April 11, 2023, the Company filed a motion to dismiss Mr. Gracy’s complaint, which is still pending.

On September 5, 2023, Mr. Anthony Freites, who was an alleged independent contractor of La Rosa Realty, LLC from January 13, 2013 until June of 2021, filed an amended complaint in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his contract and is looking for payment of commissions on alleged closed real estate sales as an independent contractor in the amount unspecified but allegedly including actual damages, compensatory damages, attorney’s fees, costs, and prejudgment interest. On October 12, 2023, the Company filed a motion to dismiss Mr. Freites’ complaint, which is still pending.

The Company believes that the above claims are without merit, and it will vigorously defend against such claims. Moreover, these claims, in the aggregate, would not have a material adverse effect on the Company’s financial condition, business, or results of operations, should the Company’s defense not be successful in whole or in part. Except as stated herein, there is no other action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our Company or our officers or directors in their capacities as such.

I
TEM 1A. RISK FACTORS.

We may have violated Section 13(k) of the Exchange Act (implementing Section 402 of the Sarbanes-Oxley Act of 2002) and may be subject to sanctions as a result.

Section 13(k) of the Exchange Act provides that it is unlawful for a company that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any of its directors or executive officers. From February 2017 to July 2023,  La Rosa Realty, LLC, a subsidiary of the Company, provided interest free, due on demand advances to La Rosa Insurance LLC, a company owned by the Company’s chief executive officer, with an outstanding balance of $45,413 as of September 30, 2023, which may be deemed to be personal loans made by us to Mr. La Rosa that are not permissible under Section 13(k) of the Exchange Act. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions.  During the fourth quarter of 2023, upon us completing our IPO, the Compensation Committee reviewed the advance and determined that the existing related party receivable would be charged as part of the Company’s chief executive officer’s annual bonus as specified in his employment agreement.  Notwithstanding, the imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

I
TEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS
, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

I
TEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

I
TEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

I
TEM 5. OTHER INFORMATION.

None.

I
TEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith

**
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

S
IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA ROSA HOLDINGS CORP.

Date: November 20 , 2023	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Founder, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 20 , 2023	By:	/s/ Kent Metzroth
	Name:	Kent Metzroth
	Title:	Chief Financial Officer
(Principal Financial Officer)

