Form 10-K
period 2023-12-31
La Rosa Holdings Corp.
filed 2024-04-16
CIK 1879403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ until ______

Commission File Number: 001-41588

LA ROSA HOLDINGS CORP.

(Exact name of Registrant as specified in its charter)

Nevada	87-1641189
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1420 Celebration Blvd., 2nd floor Celebration, Florida	34747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (321) 250-1799

Securities registered under Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	LRHC	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit post such files).

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of April 16, 2024, the Registrant had 14,302,716 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “La Rosa Holdings Corp.,” the “Company,” the “Issuer,” the “Registrant,” the “LRHC,” “we,” “us,” “our” and similar references refer to La Rosa Holdings Corp., a Nevada corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report on Form 10-K are the property of La Rosa Holdings Corp. This Annual Report on Form 10-K also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

i

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K, in particular, Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the industry in which we operate, all of which were subject to various risks and uncertainties.

When used in this Annual Report on Form 10-K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and other factors.

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and particular markets, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

Risks Related to Our Business and Operations

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	We have a limited operating history with financial results that may not be indicative of future performance, and our revenue growth rate is likely to slow down due to the recent antitrust litigation and as our business matures.

●	Impairment of goodwill and intangible assets may adversely impact future results of operations.

●	We may not realize the expected benefits of our recent acquisitions because of integration difficulties and other challenges.

●	If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

●	The residential real estate market is cyclical, and we can be negatively impacted by downturns in this market and by general economic conditions.

●	The lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms has had a material adverse effect on our financial performance and results of operations.

●	The housing market is currently in flux with higher mortgage interest rates and generally increasing home prices which makes it difficult to predict future market trends. Any decrease in home sales in the future will have an adverse effect on our financial performance and results of operations.

●	We may fail to successfully execute our strategies to grow our business, including increasing our agent count, expanding the number of our franchisees and agents, or we may fail to manage our growth effectively, which could have a material adverse effect on our brand, our financial performance and results of operations.

●	We might not be able to attract and retain additional qualified agents and other personnel.

●	Our financial results are affected directly by the operating results of franchisees and agents, over whom we do not have direct control.

●	We are dependent upon the truthfulness of our franchisees to provide accurate reports and accounting to us.

●	We depend substantially on our Founder, Joseph La Rosa, and the loss of any our senior management or other key employees or the inability to hire additional qualified personnel could adversely affect our operations, our brand and our financial performance.

●	Concentration of ownership of our voting stock by Mr. La Rosa will prevent new investors from influencing significant corporate decisions.

●	Mr. La Rosa will control all matters that come before the stockholders for a vote and thus we are a “controlled company” within the meaning of the Nasdaq listing requirements and, as a result, the Company will qualify for exemptions from certain corporate governance requirements. If we take advantage of such exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

●	We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

●	Adverse outcomes in litigation and regulatory actions against the NAR, other real estate brokerage companies and agents in our industry could adversely impact our financial results.

●	If we attempt to, or acquire other complementary businesses, we will face certain risks inherent with such activities.

Risks Associated with Our Capital Stock

●	We may not be able to maintain the listing of our Common Stock on Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our Common Stock and decrease or eliminate your investment.

●	The market price for our Common Stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and minimal profits, which could lead to wide fluctuations in our share price.

●	If our securities become subject to the penny stock rules, it would become more difficult to trade our shares.

●	We may have violated Section 13(k) of the Exchange Act (implementing Section 402 of the Sarbanes-Oxley Act of 2002) and may be subject to sanctions as a result.

●	Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

●

If we continue to fail to maintain an effective system of disclosure controls and fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

General Risks

●	If we fail to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us, our reputation and business could be significantly harmed.

●	Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.

●	Anti-takeover provisions in our amended and restated articles of incorporation and bylaws, as well as provisions in Nevada law, might discourage, delay or prevent a change of control of our Company or changes in our management and, therefore, depress the trading price of our Securities.

We discuss these and other risks and uncertainties in the Item “1A.Risk Factors” of this Annual Report on the Form 10-K.

PART I

Item 1. Business.

Overview

We are the holding company for five agent-centric, technology-integrated, cloud-based, multi-service real estate segments. Our primary business, La Rosa Realty, LLC, has been listed in the “Top 75 Residential Real Estate Firms in the United States” from 2016 through 2020 by the National Association of Realtors, the leading real estate industry trade association in the United States.

Our business was founded by Mr. Joseph La Rosa, a successful real estate developer, business and life coach, author, podcaster and public speaker. Mr. La Rosa’s self-help book “Do It Now” is a roadmap to personal success and well-being based on his transformative theories of family, passion and growth. His philosophy, seminars and educational forums have attracted numerous successful realtors that have spurred the growth of our business.

In addition to providing person-to-person residential and commercial real estate brokerage services to the public, we cross sell ancillary technology-based products and services primarily to our sales agents and the sales agents associated with our franchisees. Our business is organized based on the services we provide internally to our agents and to the public, which are residential and commercial real estate brokerage, franchising, real estate brokerage education and coaching, and property management. Our real estate brokerage business operates primarily under the trade name La Rosa Realty, which we own, and, to a lesser extent, under the trade name Better Homes Realty which we license. We have 19 La Rosa Realty corporate real estate brokerage offices and branches located in Florida, California, Texas, and Georgia. We have 18 La Rosa Realty franchised real estate brokerage offices and branches and two affiliated real estate brokerage offices that pay us fees in two states in the United States and Puerto Rico. Our real estate brokerage offices, both corporate and franchised, are staffed with 2,454 licensed real estate brokers and sales associates as of March 31, 2024.

Our franchised offices are currently:

Name	Location
La Rosa Realty Success LLC	Apopka, Florida
La Rosa Realty Bayamón LLC	Bayamón, Puerto Rico
Premier Properties LLC	Carolina, Puerto Rico
La Rosa Realty Internacional, LLC	Celebration, Florida
La Rosa Realty LLC	Chappells, South Carolina
La Rosa Realty Central Florida, LLC	Davenport, Florida
La Rosa Realty Beaches LLC	Fort Lauderdale, Florida
Baxpi Holdings LLC	Fort Lauderdale, Florida
La Rosa Realty Jacksonville, LLC	Jacksonville, Florida
La Rosa Realty Lakeland LLC	Lakeland, Florida
La Rosa Realty Kendall, LLC	Miami, Florida
La Rosa Realty Downtown Orlando LLC	Orlando, Florida
La Rosa Realty St. Augustine LLC	St. Augustine, Florida
The Realty Experience Powered By LRR LLC	St. Cloud, Florida
La Rosa Realty St. Petersburg LLC	St. Petersburg, Florida
La Rosa Realty THG Network LLC	Venice, Florida
La Rosa Realty The Elite LLC	Wesley Chapel, Florida

We have built our business by providing the home buying public with well trained, knowledgeable realtors who have access to our proprietary and third-party in-house technology tools and quality education and training, and valuable marketing that attracts some of the best local realtors who provide value-added services to our home buyers and sellers that are attracted to our brands. We give our real estate brokers and sales agents who are seeking financial independence a turnkey solution and support them in growing their brokerages while they fund their own businesses. This enables us to maintain a low fixed-cost business with several recurring revenue streams, yielding relatively high margins and cash flow.

Our agent-centric commission model enables our sales agents to obtain higher net commissions than they would otherwise receive from many of our competitors in our local markets. We believe that agents who join our Company from the major real estate brokerage firms have increased their income by an average of approximately forty percent (40%). They can then use this additional income to reinvest in their businesses or as take-home profit. This is a strong incentive for them to compete against the discount, flat fee and internet brokerages that have sprung up in the past several years. Instead of us taking a greater share of their income, our agents pay what we believe to be reduced rates for training and mentorship and our proprietary technology. Our franchise model has a similar pricing methodology, permitting the franchise owner the freedom to operate their business with minimal control and lower expense than other franchise offerings.

Moreover, we believe that our proprietary technology, training, and the support that we provide to our agents at a minimal cost to them is one of the best offered in the industry.

Our business stands on three pillars: Family, Passion, and Growth. We believe that our support and philosophy have attracted and will continue to attract and retain the highest producing realtors in our local markets. We believe that our focus on the interaction between our human agents and their clients is a strong weapon against the internet-only commodity websites and the low touch discount brokerages. Our agent count continues to grow organically, which can be attributed to the positive culture created in our Company. By creating a custom solution and a unique experience, we believe that our agents are able to guide their clients seamlessly through what may be their most expensive lifetime purchase.

Disruptions related to the COVID-19 pandemic resulted in a downturn in our local residential real estate market in 2020. However, our local real estate market rebounded significantly in 2021 and continues to hold up notwithstanding significant increases in mortgage rates as the pandemic has caused what appears to be a large migration into our market areas from other states. Because nearly all of our sales agents, who are independent contractors, were working remotely before the pandemic struck, and because Florida did not mandate stay-at-home orders like many other states, the manner in which our business is conducted during the pandemic has not changed significantly and has not affected the productivity of our sales agents in 2021, in 2022, or in 2023.

In addition, a significant driver of our past growth was, and we believe, of our future growth is our ability to create revenue by referring or requiring that our agents and our franchisee’s agents use the different business services that we provide. For example, all agents new to our Company are required to have a “coach” and to attend multi-day training sessions to learn the Company’s philosophy, technology and business practices. Concurrently, the agent works with their coach in obtaining listings, working with consumers and closing transactions. All of these activities are run through our La Rosa Coaching, LLC subsidiary that teaches advanced techniques for team building, personal growth and business development, which we believe will enhance our revenue at a nominal increase in cost to us. In addition, unlike other residential real estate brokerages, we encourage our sales agents to pursue commercial real estate transactions and require them to utilize the services of our commercial real estate company. We anticipate acquiring other complementary businesses, such as title and insurance agencies and a mortgage brokerage, in the near future to enhance our gross revenues and profit margins.

On October 12, 2023, we consummated our initial public offering (the “IPO”). Following our IPO, as of the date of this annual report, we have acquired majority ownership of the following franchisees of the Company: Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.), Horeb Kissimmee Realty, LLC, La Rosa Realty Premier, LLC, La Rosa Realty Orlando, LLC, La Rosa Realty Georgia, LLC, and La Rosa Realty California, and 100% ownership of the following franchisees of the Company: La Rosa CW Properties, LLC, La Rosa Realty North Florida LLC, and La Rosa Realty Winter Garden LLC.

We intend to continue growing our business organically and by acquisition.

It is management’s intention to acquire additional franchisees in 2024. We continuously look to search for potential acquisition targets. Management is in discussions with several franchisees; however, any future agreements may have terms that are materially different than the terms of completed acquisitions. We cannot guarantee that the Company will actually enter into any binding acquisition agreements with any of those companies. If we do, we cannot assure you that the terms of such acquisitions will be substantially the same or better for the Company than those of completed acquisitions.

Our Organization

La Rosa Holdings Corp. was incorporated in the State of Nevada on June 14, 2021 by its founder, Mr. Joseph La Rosa, to become the holding company for five Florida limited liability companies in which Mr. La Rosa held or controlled a one hundred percent ownership interest: (i) La Rosa Coaching, LLC ( “Coaching”); (ii) La Rosa CRE, LLC (“CRE”); (iii) La Rosa Franchising, LLC (“Franchising”); (iv) La Rosa Property Management, LLC (“Property Management”); and (v) La Rosa Realty, LLC (“Realty”). Coaching, CRE, Franchising, Property Management and Realty became direct, wholly owned subsidiaries of the Company as a result of the closing of the Reorganization Agreement and Plan of Share Exchange dated July 22, 2021 which was effective on August 4, 2021. Pursuant to the Reorganization Agreement, each LLC exchanged 100% of their limited liability company membership interests for one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), which share was automatically redeemed for nominal consideration upon the closing of the transaction, resulting each LLC becoming the direct, wholly owned subsidiary of the Company.

The Company conducts its operations through its fifteen subsidiaries:

●	La Rosa Realty, LLC is engaged in the residential real estate brokerage business;

●	La Rosa Coaching, LLC is engaged in the delivery of coaching services to our brokers and franchisee’s brokers;

●	La Rosa CRE, LLC is engaged in the commercial real estate brokerage business;

●	La Rosa Franchising, LLC is engaged in the franchising of real estate brokerage agencies;

●	La Rosa Property Management, LLC is engaged in property management services to owners of single-family residential properties;

●	La Rosa Realty Premier, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty CW Properties, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty North Florida, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Orlando, LLC is engaged mostly in the residential real estate brokerage business;

●	Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.) is engaged mostly in the residential real estate brokerage business;

●	Horeb Kissimmee Realty, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Winter Garden, LLC is engaged mostly in the residential real estate brokerage business; and

●	La Rosa Realty Texas, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Georgia, LLC is engaged mostly in the residential real estate brokerage business; and

●	La Rosa Realty California is engaged mostly in the residential real estate brokerage business.

We are a “controlled company” as defined under the corporate governance rules of Nasdaq because our Founder, Mr. Joseph La Rosa, as of April 16, 2024, controls 75% of the total voting power of our Common Stock based on his ownership of Common Stock and the 20,000,000 votes provided by his Series X Super Voting Preferred Stock, $0.0001 par value per share, (the “Series X Preferred Stock”) that votes with the Common Stock, with respect to director elections and other matters.

Our Business

We operate primarily in the United States residential real estate market which totaled $47.5 trillion at the end of 2023 reflecting a year over year gain of $2.4 trillion due to a shortage of houses for sale, according to Redfin Corp1.

The Company is the holding company for its direct, majority owned subsidiaries, and has no other operations.

Realty was a traditional residential real estate brokerage firm founded in 2004 by Mr. La Rosa to serve the Florida market. In 2011, La Rosa Realty shifted to an agent-centric real estate brokerage format, offering agents more tools and value while offering experienced agents a 100% commission split. Newly licensed and agents still in training operate on a 60% to agent / 40% commission split (13% to La Rosa Coaching, 14% to the La Rosa individual coach, 10% to the brokerage office who engaged the new agent, and 3% to the Director of Coaching who is employed by La Rosa Holdings). Realty has expanded its geographic footprint over the years by integrating technology into its operations and creating a brokerage that provides its agents with the tools to handle their transactions, accounting, marketing, social media and customer relations. Realty’s full service, high touch engagement with its clients assists them with navigating the complexity of the home purchase/sale transaction through their intimate knowledge of the local market, guiding them on the right pricing for their sale or purchase, assisting in the negotiation of the sales contract, overseeing the home inspections and possible repairs, reviewing the financial details of the transaction to assure that there are no errors and attending the closing of the sale to ensure that there are no last minute surprises. Realty believes that its services build referrals and repeat clients who appreciate the expertise and personal relationships that they develop with our agents.

In 2018, Mr. La Rosa organized Franchising to study the potential to expand nationally by means of creating a franchise model that would be easily duplicable. Franchising began franchising real estate brokerage businesses based on its Franchise Disclosure Document filed with the Federal Trade Commission in 2019 and converted several of its largest offices in Florida to “La Rosa Realty” franchises. Better Homes Realty, Inc., a national real estate franchise founded in 1964, with offices located from coast to coast in the United States, licensed Franchising to sell Better Homes Realty franchises throughout the United States, Canada and elsewhere. Franchising also oversees and administers the offices that it sells, no matter their brand. Franchising uses the typical model for licensing the use of our two brands together with our proprietary business methodology, technology, tools, and training. Our franchisees own their own brokerage businesses, are solely responsible for their operations and risks, and are able to retain the substantial upside of their business if they are profitable. Our franchisees use our successful and well-known brands, our systems and technology, training and personal assistance and guidance to help run their businesses more efficiently and, we believe, more successfully than other branded real estate franchisees. Our franchisees pay us an initial licensing fee, a royalty fee based on their gross commissions, an annual membership fee, a coaching fee payable to Coaching for coaching services, a commercial royalty fee payable to La Rosa CRE for all commercial real estate transactions, a training fee for its administrative personnel and a fee to use our proprietary software. Because our franchise “product” has been developed over the years and is delivered in a “package” format, our fixed costs are low and our franchising gross margins are relatively higher than our more labor intensive businesses. While we intend to continue to sell franchises, we will, in the future, concentrate on opening corporate offices that produce higher revenue and increased margins.

Coaching grew out of Mr. La Rosa’s life and business coaching seminars which were organized in 2019 to provide education and mentoring to new real estate agents who join Realty in any of our offices. Each agent in coaching is assigned an experienced real estate agent/coach who assists and advises the new agent for, at a minimum, their first three sales transactions and the successful completion of our exclusive core competency courses and examinations. Brokers compensate us for the courses and mentoring by splitting their commissions with us when they are involved in the sale and purchase of a property for which we receive thirty percent (30%) of their share of the real estate brokerage commission. Our franchisee brokers also take the in-house course and ongoing coaching that cover topics, including but not limited to local real estate brokerage law, lead generation, recruiting, business management, industry trends, and leadership. We added a second tier of coaching in 2021 that we believe will provide business and personal growth and advanced real estate courses to our and our franchisees’ agents for various fees based on the subject matter and length of the course.

[1]	https://www.redfin.com/news/housing-market-value-december-2023/

Unlike most other residential real estate brokerage companies, we encourage our sales agents to seek out property management business. Property Management, which was organized in 2014, trains our sales agents to provide residential property management services to owners of single-family residential properties and provides our agents with the tools to service those property owners. These tools include management, marketing, accounting and financial services. Our agents generally charge the homeowners between eight to twelve percent (8-12%) of the monthly rental. Our agents pay Property Management to be the point of contact for the property owner and their tenants, handle all tenant screenings, applications, contracts, forms and documents, and deal with attorneys if necessary to enforce the agreements. We collect the rents and disburse payments to vendors, service providers, the agents and the property owners, while retaining $44.00 per agent per property per month. As of April 16, 2024, we had provided property management services for approximately 600 properties in Florida, including single-family residences, condominiums, townhouses and other types of real estate. Consistent with industry custom, management contract terms typically range from one to three years, although some contracts can be terminated at will at any time following a short notice period, usually 30 to 120 days, as is typical in the industry. Property Management has recently added a division to directly manage properties in Florida and to expand those services to our other offices in other states in the future.

Unlike many other real estate brokerages, we encourage our sales agents to seek out commercial real estate business. CRE was organized in 2014 originally to provide “residential-commercial” real estate advisory services such as helping sales agents’ customers lease office space. CRE now assists agents who have customers who wish to purchase multifamily, office, storage, mixed use and apartment properties. We provide, on a fee basis, training to sales agents who wish to work in the commercial real estate space, and advise customers with respect to office leasing, multi-family property sales and leasing, and land and subdivision development. Our customers come primarily from referrals from our Realty brokers who are asked by their clients to assist them in with various commercial real estate property transactions.

From October 2023 to March 2024, the Company also acquired the majority ownership of the following franchisees of the Company: Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.), Horeb Kissimmee Realty, LLC, La Rosa Realty Premier, LLC, La Rosa Realty Orlando, LLC, La Rosa Realty Georgia, LLC, La Rosa Realty California, and 100% ownership of the following franchisees of the Company: La Rosa CW Properties, LLC, La Rosa Realty North Florida LLC, and La Rosa Realty Winter Garden LLC. All of these franchisees are engaged in the residential real estate brokerage business. The Company has also recently formed La Rosa Realty Texas LLC, its 90% owned subsidiary with a 51% profit share.

We also have a number of affiliated companies that are wholly, or majority owned by Mr. La Rosa that we refer to in this report as our affiliates. While our affiliates are not owned by us, some do use our services and contribute to our revenue stream. Our affiliates operate residential real estate brokerage, insurance brokerage and real estate title and full commercial real estate brokerage businesses.

Our Focus

Our Mission Statement is that “we are here to support, empower and elevate those who we serve with integrity.” We are committed to excellence in all we do and are respectful, compassionate, trustworthy, responsible, joyful, inspiring and adaptive. At La Rosa, we inculcate these core values to our sales agents and employees and strive to live by them every day.

We believe home buyers and sellers choose the agent because of their individual marketing prowess, professionalism, and personality. To capitalize on this, we focus on helping our agents improve professionally and increase their financial ability to invest in their personal marketing, and, therefore, capture a greater percentage of customers.

We have built our business on what we know to be our customer’s needs. The purchase of a home is likely the most expensive purchase a consumer will make in his or her lifetime. Many first-time home buyers are young and require knowledgeable, experienced guidance from our agents and our franchisor’s agents. Home sellers need the market ken and potential buyer reach that our agents and our franchisee’s agents provide. Our agents and our franchisee’s agents build lasting relationships with their clients that result in repeat business and referral business. Notwithstanding claims of the internet-only brokerages that homes are a commodity that can be bought and sold like a can of beans, this consumer need is borne out in reality. The research conducted by the National Association of Realtors (the “NAR”)2 in 2023 shows that:

●	89% of buyers recently purchased their home through a real estate agent or broker and 6% purchased directly through the previous owner;

●	having an agent to help them find the right home was what buyers wanted most when choosing an agent at 50%;

●	71% of buyers interviewed only one real estate agent during their home search;

●	90% of buyers would use their agent again or recommend their agent to others, and 2% of sellers recommended their agent four or more times since selling their home.

[2]	https://cdn.nar.realtor/sites/default/files/documents/2023-profile-of-home-buyers-and-sellers-highlights-11-13-2023.pdf

●	89% of all sellers used an agent or broker to sell their home; 7% sold via FSBO, and less than 1% sold via iBuyer;

●	43% of buyers used an agent that was referred to them by a friend, neighbor, or relative, 13% used an agent that they had worked with in the past to buy or sell a home; and

●	71% of all sellers contacted only one agent before finding the right one to assist with the sale of their home.

We believe that our agents’ training, knowledge of the market, access to public and non-public data related to transactions, and experience with past transactions gives them a unique insight to provide our home buyer clients with invaluable advice and judgement. Their ability to reach potential buyers and our relationships with other brokers, both within and without our Company and franchisors helps our seller clients achieve the maximum possible price for their properties.

Our Company works in the present but has its eye on the future. We understand that the housing market will change over time and are focusing on how to prepare for that change. The following chart is a projection of the past and future of home ownership rates based on age groups, with the projections noting either slow or fast change.3

As the market slows slightly in out years, we started and intend to continue increasing our use of our technology tools to make our agents more efficient and more productive.

Our People

Our people are our most important asset. We spend significant time and effort in attracting and retaining talented people for our businesses. Many agents contact us after hearing of or experiencing Mr. La Rosa’s personal and business growth seminars, his book or his podcasts. They are attracted to the Company because they desire to work in a diverse, inclusive, welcoming and learning environment that allows the agents to attain their individual potential. The financial attraction is our ability to offer competitive salaries for our employees, a 100% commission “split” with our experienced realtors and a 60% / 40% commission split with our new and inexperienced agents and low annual and monthly dues. Our agents can also receive advanced commissions through an affiliated commission advance company that charges a percentage fee to the agent. Our agents are also eligible to participate in different types of compensation plans, including our New Agent Commission Plan, Premier Plan, Blue Plan, and the Ultimate Plan, which provides for a 90% / 10% commission split. In the Ultimate Plan, an agent can participate in the Company’s Revenue Share Plan rewarding an agent for the recruitment of other agents and for the agents these recruited agents are recruiting. We are also commencing an Agent Incentive Plan by which agents can earn restricted share units of our Common Stock through their outstanding performance. But, most importantly, we believe it is the training, education and ongoing support that we provide to our agents that gives them an edge in a very competitive and crowded real estate brokerage marketplace.

Our businesses emphasize diversity and inclusion in the workplace and the value of home ownership. We strive to create a workplace that is inclusive of everyone, where every person can be authentic, and where that authenticity is celebrated as a strength. Management works diligently to make the Company a desirable place to work by creating learning experiences, programs, compensation, and benefits that attract, develop, train, engage, motivate, reward, and retain the best talent. With a focus on teamwork, collaboration, and diversity and inclusion, we aspire to be a company where the best people want to work and are engaged every day. Outside the office, our agents comply and observe non-discrimination laws and policies and work with all clients to ensure that they are able to acquire the home of their dreams.

[3]	https://www.urban.org/sites/default/files/publication/103501/the-future-of-headship-and meownership_0.pdf

Our Technology

We provide our agents and employees with cloud-based real estate brokerage services by utilizing our consumer-facing websites, including our corporate website https://www.larosarealty.com and our proprietary technology that provides brokerage operations management tools. When an agent is on-boarded, they are required to take our monthly Foundations Series which covers the use of our proprietary applications. Through our websites, we provide buyers, sellers, landlords, and tenants with access to all of the available properties for sale or lease on the multiple listing service (“MLS”), in each of the markets in which we operate. We provide each of our Company franchisees and their agents with their own personal website that they can modify to match their personal branding. Our website also gives consumers access to our network of professional real estate agents and vendors. Additionally, the websites we provide use Artificial Intelligence (“AI”) integrated Client Relationship Management (“CRM”) software to enhance the consumers’ internet experience and assist our agents with lead generation and lead capture through the AI features. For example, our CRM software, which is integrated into our websites, uses artificial intelligence to generate marketing leads for our agents by sending marketing materials to potential buyers and sellers automatically without any agent involvement. Our technology platform also provides unique automated blogging and comprehensive social media marketing campaigns for our agents to create top of mind public awareness of our brand.

In October 2023, we launched our proprietary technology system – JAEME, part of “My Agent Account.” JAIME is a real estate AI assistant created to support and inspire our agents with personalized content to drive marketing, efficiency, and sales. This advanced technology can help agents to provide services to their clients in a more efficient way – even from their mobile devices. Through JAEME, La Rosa’s agents can easily create:

-	Compelling property descriptions

-	Effective email campaigns

-	Detailed business plans

-	Innovative video scripts

-	High-conversion newsletter campaigns

Exclusive lead generation ideas

Our proprietary technology and third-party services and platforms provide our agents and franchisees with commission management and accounting systems, an internal agent “intranet” application, customer relationship management applications, a transaction management solution, and automated marketing and social media applications and privacy and identity protections. The combination of our brands, proprietary technology, services, data, lead generation, and marketing tools gives our agents the power to offer best-in-class service to their clients.

Internally, we use our technology to provide our Company agents, employees and franchisees with the means to find and develop new business, manage their relationships both externally with their clients and internally with the Company or their franchisor, develop better skills and knowledge in their areas of endeavor and, we believe, enhance their earning potential. While no one can predict the ups and downs of the real estate market, we believe that the “weapons” we provide to our Company agents, employees and franchisees help them fight the adverse economic conditions, a volatile market and the competition.

While our offices and our franchisor’s offices act as their “home base,” most agents use our offices primarily for real estate closings and training. We monetize our technology by charging our agents and our franchisor’s agents what we believe to be a reasonable a monthly fee for the use of our suite of tools.

Our Intellectual Property

It is important that we protect our technology and intellectual property. We rely upon a combination of trademarks, trade secrets, copyrights, patents, confidentiality procedures, contractual commitments, domain names, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our officers, employees, agents, contractors, and business partners to control access to, and clarify ownership of, our proprietary information.

As of April 16, 2024, we had service mark registrations in the United States, including registration for “LR La Rosa Realty” and LR logo. We also had trademark and service mark registrations and applications in certain foreign jurisdictions. Additionally, we are the registered holder of a number of domain names, including “larosarealty.com” and “larosaholdings.com”.

We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to evaluate the benefit of patent protection with respect to our technology and will file additional applications when we believe it will be beneficial.

Our Recent Strategic Partnerships

In November 2023, the Company entered into a strategic referral partnership agreement with Janover Inc. (Nasdaq: JNVR) (“Janover”), an AI-enabled B2B fintech marketplace connecting commercial property borrowers and lenders with a human touch. Janover operates an online commercial loan marketplace that connects prospective borrowers and lenders for originating loans and will introduce the Company to clients that need commercial real estate brokers. The partnership is expected to provide our brokers with new tools to facilitate commercial loans, thereby generating a new revenue stream for our brokers and the Company.

In end of 2023, the Company entered into a strategic partnership with Final Offer, a consumer-facing offer management and negotiation platform driven by agents. Final Offer is a technology platform that is designed to simplify real estate transactions, enabling buyers to make successful offers and sellers to maximize the outcome of their sales. Final Offer’s online process allows sellers to establish a minimum sales price and other deal terms online and pre-approved buyers to make binding offers. If a seller sets a “Final Offer” price and terms, an interested buyer can accept it instantly, putting the property under contract. We believe that the Final Offer’s innovative platform is designed to empower both real estate agents and their clients with real-time transparency, streamlining the offer management and negotiation process, creating a fair playing field for all while also providing accountability and trust.

In March 2024, the Company officially launched Final Offer. Final Offer is available to real estate brokers on the Company’s platform in key markets across Florida and Georgia, with plans to expand the offering across the organization.

Our Markets

Our primary market is in the United States. As of April 16, 2024, we have 19 La Rosa Realty corporate real estate brokerage offices and branches in Florida, California, Texas, and Georgia. We have 18 La Rosa Realty franchised real estate brokerage offices and branches and two affiliated real estate brokerage offices that pay us fees in two states in the United States and Puerto Rico.

Our Revenue Streams

Our financial results are driven by the total number of sales agents in our Company, the number of sales agents closing commercial real estate transactions, the number of sales agents utilizing our coaching services, and the number of agents who work with our franchisees. We grew our total agent count from our founding in 2004 to 2,454 agents as of April 16, 2024.

The majority of our revenue is derived from a stable set of fees paid by our brokers, franchisees, and consumers. We have multiple revenue streams, with the majority of our revenue derived from commissions paid by consumers who transact business with our and our franchisee’s agents, royalties paid by our franchisees, dues and technology fees paid by our sales agents, our franchisees and our franchisees’ agents. Our major revenue streams come from such sources as: (i) residential real estate brokerage revenue, (ii) revenue from our property management services, (iii) franchise royalty fees, (iv) fees from the sale or renewal of franchises and other franchise revenue, (v) coaching, training and assistance fees, (vi) brokerage revenue generated transactionally on commercial real estate, and (vii) fees from our events and forums. Our revenue streams are illustrated in the following chart:

REVENUE STREAM	DESCRIPTION	PERCENT OF TOTAL 2023 REVENUE	PERCENT OF TOTAL 2022 REVENUE
Brokerage Revenue	Percentage fees paid on agent-generated residential real estate transactions. Other revenues recognized monthly (annual and monthly dues charged to our agents).	64%	63%
Property Management Revenue	Management fees paid by the sales agents from fees earned from property owners, rental fees, and rents.	31%	31%
Franchise Sales and Other Franchise Revenues	One-time fee payable upon signing of the franchise agreement. Other revenues recognized monthly (annual membership, technology, interest, late fees, renewal, transfer, successor, accounting, other related fees). Per agent per closed transaction; payable monthly.	3%	4%
Coaching/Training/Assistance Revenue	Based on real estate commissions earned by the sales agent. Event fees and break-out sessions.	2%	2%
Commercial Real Estate Revenue	10% of every real estate commission earned by the sales agent. Other revenues recognized monthly (monthly dues charged to our agents).	*	*
TOTAL		100%	100%

*	Less than 1%.

Our Industry

The residential real estate industry is cyclical in nature but has shown strong historical long-term growth. We believe that long-term demand for housing in the U.S. will be primarily driven by the economic health of the domestic economy and local factors such as demand relative to supply, and that the residential real estate market in the U.S. will also benefit over the long term from the following fundamental factors:

●	a strong job market and rising real wage growth as the United States continues to recover from the Covid-19 pandemic;

●	pent up demand for affordable housing in the Millennial and Gen Z generations that are seeking to acquire single-family homes;

●	an increase in existing home stock as the Boomer generation downsizes due to retirement, illness and death; and

●	not enough housing starts or resales to accommodate the demand.

Our brokers deal primarily in sales of existing homes, rather than the sales of new homes that are typically sold by builders. The recent cycle of the growth of the real estate market hit headwinds in the second half of 2022. Mortgage rates dipped from 20 year highs in early 2023, but have risen again and sales have resumed an extended period of declines. The National Association of Realtors reported that for February 2024 (the seasonally adjusted annual rate) there were 4.38 million existing home sales, an increase of 9.5% over January 2024 but a decrease of 3.3% from the prior year. Total housing inventory at the end of February 2024 was 1.07 million units, up 5.9% from January and 10.3% from one year ago (970,000). There was a 2.9-month unsold inventory supply at thein February 2024, down from 3.0 months in January but up from 2.6 months in February 2023. The median sales price increased to $384,500, an increase of 5.7% from February 2023 ($363,600). Properties typically remained on the market 38 days in February, up from 36 days in January and 34 days in February 2023.

Realtors continue to be an integral part of the home buying process. According to NAR:5

●	89% of buyers recently purchased their home through a real estate agent or broker, and 7% purchased directly through the previous owner;

●	Having an agent to help them find the right home was what buyers wanted most when choosing an agent at 50%;

●	43% of buyers used an agent that was referred to them by a friend, neighbor, or relative, 13% used an agent that they had worked with in the past to buy or sell a home, and 7% found their agent when inquiring about a specific property found online;

●	71% of buyers interviewed only one real estate agent during their home search; and

●	90% of buyers would use their agent again or recommend their agent to others.

The NAR has noted on its website:6

●	There are more than 100,000 residential real estate brokerage firms and over an estimated 3 million active real estate licensees operating in the United States;

●	89% of all realtors are independent contractors; 4% are employees and 7% are “other;”

[5]	https://cdn.nar.realtor/sites/default/files/documents/2023-profile-of-home-buyers-and-sellers-highlights-11-13-2023.pdf
[6]	https://www.nar.realtor/research-and-statistics/quick-real-estate-statistics

●	The median tenure for realtors with their current firm was six years, up from a median of four years in the 2020 NAR survey;

●	Of the Realtors that use drones in their real estate business of office, 43% hire a professional, 11% have someone in their office that uses drones, and 7% personally use drones. 23% do not use drones; and

●	68% of broker/broker associates and 66% of sales agents have a website, 86% of NAR members have their own listings on their website, 70% have information about buying and selling, and 66% have a link to their firm’s website; 67% of realtors use Facebook and 49% use LinkedIn for professional purposes, and 20% of all realtor members of the NAR get 1-5% of their business from social media, and 10% get 6-10%.

Seasonality

Our business is affected by the seasons and weather. The spring and summer seasons, when school is out, have typically resulted in higher sales volumes compared to fall and winter seasons. With the slowdown in the later months, we have experienced slower listing activity, fewer transaction closings and lower revenues and have seen more agent turnover as well. Bad weather or natural disasters also negatively impact listings and sales which reduces our operating income, net income, operating margins and cash flow. While this pattern is fairly predictable, there can be no assurance that it will continue. Moreover, with the impact of climate change, we expect more business disruptions in the coming years, many of which could be unpredictable and extreme.

Our revenues and operating margins will fluctuate in successive quarters due to a wide variety of factors, including seasonality, weather, health exigencies, holidays, national or international emergencies, the school year calendar’s impact on timing of family relocations, and changes in mortgage interest rates. This fluctuation may make it difficult to compare or analyze our financial performance effectively across successive quarters.

In addition, the residential real estate market and the real estate industry in general is cyclical, characterized by “bubbles” that reflect faster-than-usual housing price increases, heavy demand for single-family homes, interest rate fluctuations, easy credit standards and lax government housing policies on the one hand, and protracted periods of depressed home values, lower buyer demand, inflated rates of foreclosure and often changing regulatory or underwriting standards applicable to mortgages on the other hand. It is unclear as to whether the U.S. is currently experiencing a “bursting bubble” from the unusual pent-up demand and move to remote work created by the Covid-19 pandemic followed by the rapid and extreme mortgage rate hikes that has slowed the market in recent months. The best example of the bubble bursting was the significant downturn in the U.S. residential real estate market between 2005 and 2011. While we believe we are well-positioned to compete during a downturn, our business is affected by these cycles in the residential real estate market, which can make it difficult to compare or analyze our financial performance effectively across successive periods.

Competition

The real estate brokerage business is highly competitive. We primarily compete against other independent real estate brokerage agencies in our local markets as well as the international and national real estate brokerage franchisors seeking to grow their franchise system. We compete against other brokerages to attract transactional clients based on our personalized service with experienced brokers who know the local market, the number and quality of listings, our brand and reputation and our marketing efforts. We also compete to attract real estate professionals based on our brand and reputation, the quality of our training and coaching, our marketing efforts, our generous 100% commission “split” for experienced brokers and our technology tools that make the brokers more efficient and productive.

Our largest national franchise competitors in the U.S. include RE/MAX, Realogy Holdings Corp. (which operates several brands including Century 21 and Coldwell Banker), Fathom Holdings Inc., and eXp World Holdings Inc. We believe that competition in the real estate brokerage franchise business is based principally upon the reputational strength of the brand, the quality of the services offered to franchisees, and the amount of franchise-related fees to be paid by franchisees.

We also face competition from internet-based real estate brokers including Realtor.com, Fathom Holdings Inc., Redfin.com, and Zillow.com, brokers offering deeply discounted commissions like SimpleShowing Holdings, Inc., Houwzer LLC and Real Estate Exchange, Inc. (Rexhomes.com) and “flat fee” brokers such as Homie Technology, Inc., Cottage Street Realty, LLC (FlatFeeGroup.com) and Trelora, Inc. These companies do not provide the same personalized brokerage services that we do and emphasize low price and a do-it-yourself philosophy.

In the property management arena, we compete against independent local property management companies and the major national and international commercial real estate property managers such as Jones Lang LaSalle and Cushman & Wakefield plc. While most of our property management business comes from referrals in our local market, we compete on price and our ability to be on the ground and available to handle day-to-day matters for our clients.

Our real estate coaching business competes against other in-house training services operated by independent real estate brokerage agencies and the international and national franchisors named above, as well as online providers including The Mike Ferry Organization, Keller Williams Mega Agent Production Systems, Buffini and Co., Tony Robbins Coaching, Craig Proctor Coaching, and Tom Ferry Coaching. We compete on the basis of personalized instruction, our mentorship program that provides a neophyte agent with an experienced coach to guide her and answer questions on an on-going basis after the classroom instruction has ended.

Many of our existing and potential competitors have substantial competitive advantages, including a larger national and international footprint and more recognizable brand, greater financial resources, longer operating histories, a greater breadth of marketing coverage, more extensive relationships in the residential and commercial real estate industry with brokers, agents, service providers and advertisers, stronger relationships with third party data providers such as multiple listing services and listing aggregators, maintain their own in-house software development, have access to larger user bases and greater intellectual property portfolios.

Government Regulation

Overview

The residential real estate industry is regulated by federal, state and local authorities as well as private associations or state sponsored associations or organizations. We must comply with federal, state, and local laws, as well as private governing bodies’ regulations, which, when combined, results in a highly regulated industry.

We are also subject to federal and state regulations relating to employment, contractors, and compensation practices. Except for our employed Company agents, all agents in our brokerage operations have been retained as independent contractors, either directly or indirectly through our franchisors. With respect to these independent contractors, like most brokerage firms, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation.

Federal Regulation

The Real Estate Settlement Procedures Act of 1974, as amended, became effective on June 20, 1975. RESPA requires lenders, mortgage agents, or servicers of home loans to provide borrowers with pertinent and timely disclosures regarding the nature and costs of the real estate settlement process. RESPA also protects borrowers against certain abusive practices, such as kickbacks, and places limitations upon the use of escrow accounts. RESPA also requires detailed disclosures concerning the transfer, sale, or assignment of mortgage servicing, as well as disclosures for mortgage escrow accounts. RESPA is administered and enforced by Consumer Financial Protection Bureau (the “CFPB”). We are also subject to the Fair Housing Act of 1968 (the “FHA”) which prohibits discrimination in the purchase or sale of homes and applies to real estate brokers and agents, among others. The FHA prohibits expressing any preference or discrimination based on race, religion, sex, handicap, and certain other protected characteristics, and applies broadly to many forms of advertising and communications. Other federal laws and regulations applicable to our business include (i) the Federal Truth in Lending Act of 1969; (ii) the Federal Equal Credit Opportunity Act; (iii) the Federal Fair Credit Reporting Act; (iv) the Home Mortgage Disclosure Act; (v) the Gramm-Leach-Bliley Act; (vi) the Consumer Financial Protection Act; (vii) the Fair and Accurate Credit Transactions Act; and (viii) the Do Not Call/Do Not Fax Act and other federal and state laws pertaining to the privacy rights of consumers, our collection, use, and disclosure of data collected from our website and mobile users, and the manner and circumstances under which we or third parties may market and advertise our services to consumer which affects our opportunities to solicit new clients.

Our business is also subject to various antitrust and competition laws, including the Sherman Antitrust Act, the Federal Trade Commission Act, the Clayton Act, and other related federal, state, and provincial laws in the jurisdictions in which we operate. These laws prevent anti-competitive behaviors such as price-fixing and other conduct that unreasonably restrains trade and competition. In 2021, the Department of Justice (“DOJ”) withdrew its consent to a November 2020 proposed settlement with NAR concerning alleged anti-competitive practices in real estate. While the DOJ dismissed its lawsuit against NAR in July 2021, it indicated a broader investigation into NAR’s activities. In November 2021, NAR modified its rules to implement most of the changes the DOJ settlement sought. In January 2023, a court set aside the DOJ’s new investigative demand related to NAR. The indirect and direct effects, if any, of this action upon the real estate industry are not yet clear.

While anti-competition enforcement has intensified across industries, there is a unique focus on the real estate industry in the United States and Canada. For example, the White House issued an Executive Order in July 2021 identifying real estate brokerages and listings as an area of focus. In 2018, a joint workshop by the DOJ and FTC addressed potential competition issues in the residential real estate sector which could be the subject of future enforcement actions.

In recent months, lawsuits have been filed against the NAR and a number of large real estate brokers around the country alleging antitrust violations. We have not, as of the date hereof, been named as a defendant in any antitrust litigation.

On March 15, 2024, the National Association of REALTORS® announced an agreement that would end litigation of claims brought on behalf of home sellers related to broker commissions. This settlement resolves claims against NAR and nearly every NAR member; all state, territorial and local REALTOR® associations; all association-owned MLSs; and all brokerages with an NAR member as principal whose residential transaction volume in 2022 was $2 billion or below and is subject to court approval. The settlement makes clear that NAR continues to deny any wrongdoing in connection with the Multiple Listing Service cooperative compensation model rule (the MLS Model Rule) that was introduced in the 1990s in response to calls from consumer protection advocates for buyer representation. Under the terms of the agreement, NAR would pay $418 million over approximately four years. In the settlement, effective mid-July 2024, NAR has agreed to put in place a new rule prohibiting offers of compensation on the MLS, as well as adopt new rules requiring written agreements between buyers and buyers’ agents. However, the direct and indirect effects, if any, of the judgment upon the real estate industry are not yet entirely clear.

These lawsuits, together with similar lawsuits against other businesses in our industry, have prompted discussion of regulatory changes to rules established by local or state real estate boards or MLSs. At this time, we do not believe to be negatively affected by such lawsuits due to flexibility of our agent-centric commission model, creating multiple revenue streams for our agents, and due to our consumer-centric technology model. However, the resolution of the antitrust litigation and/or other regulatory changes may require changes to our or our brokers’ business models, including changes in agent and broker compensation. This could reduce the fees we receive from our affiliated real estate professionals, which, in turn, could adversely affect our financial condition and results of operations.

Internationally, our operations are also subject to laws against improper payments, including the U.S. Foreign Corrupt Practices Act and similar global regulations.

State and Local Regulation

We are subject to state real estate and brokerage licensing laws and requirements that vary from state to state. In general, all individuals and entities lawfully conducting businesses as real estate agents or sales associates must be licensed in the state in which they carry on business and must at all times be in compliance.

Real estate brokers are required to be employed by the brokerage firm or as an independent contractor and the broker may work for another broker conducting business on behalf of the sponsoring broker. Generally, attorneys may act as brokers in some states without being separately licensed.

States may require a person licensed as a real estate agent, sales associate or salesperson, to be affiliated with a broker, as either an employee or an independent contractor, in order to engage in licensed real estate brokerage activities or allow the agent, sales associate or salesperson to work for another agent, sales associate or salesperson conducting business on behalf of the sponsoring agent, sales associate or salesperson.

Engaging in the real estate brokerage business requires obtaining a real estate broker license (although in some states the licenses are personal to individual agents). In order to obtain this license, most jurisdictions require that a member or manager be licensed individually as a real estate broker in that jurisdiction. If applicable, this member or manager is responsible for supervising the licensees and the entity’s real estate brokerage activities within the state.

Real estate licensees, whether they are salespersons, individuals, agents or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally specify minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, escrow trust fund management, agency representation, advertising regulations and fair housing requirements. Our Company’s management and our franchisors provide oversight with respect to the observance of the statutes and regulations set forth in each state where we or our franchisors, respectively, operate.

Many jurisdictions have local county or city regulations that govern the conduct of the real estate brokerage business. Local regulations generally require additional disclosures by the parties to a real estate transaction or their agents, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction as well as prescribed review and approval periods for documentation and broker conditions for review and approval.

Climate regulation

On March 6, 2024, the SEC has issued final climate disclosure rules to require public companies to include enhanced disclosure regarding corporate climate-related information in their periodic reports and registration statements. Such information would include climate-related risks that are reasonably likely to have a material impact on a registrant’s business or results of operations, as well as certain climate-related financial statement metrics. However, on March 15, 2024, the Fifth Circuit Court of Appeals, in the case Liberty Energy Inc. and Nomad Proppant Services LLC temporarily enjoined the enforcement of those rules. Moreover, we expect state laws and regulations regarding these topics to continue to evolve and impose new and additional requirements. For example, in October 2023, California enacted a new climate accountability package pursuant to its new Climate Corporate Data Accountability Act that will require annual disclosure of certain greenhouse gas emissions and new Climate-Related Financial Risk Act that will require biennial disclosure of certain climate-related financial risks and mitigation measures, each beginning in 2026, subject to applicable implementing regulations and rulemaking that may impact final scope and compliance timing. Globally, the International Sustainability Standards Board and applicable sustainability disclosure standards impact how national regulators and governance bodies approach these and related topics. We intend to comply with applicable rules as they are enacted.

Other regulation

We are also subject to rules established by private real estate groups and/or trade organizations, including, among others, the NAR, state and local associations of realtors, local Multiple Listing Services and homeowners’ associations that have rules governing the sale of properties within their neighborhoods. Each third-party organization generally has prescribed policies, bylaws, codes of ethics or conduct, and fees and rules governing the actions of members in dealings with other members, clients and the public, as well as how the third-party organization’s brand and services may or might not be deployed or displayed.

Human Capital Resources

As of December 31, 2023, we had 42 full-time employees in our Company and our majority owned subsidiaries, and approximately 2,434 real estate agents that are independent contractors with Realty. Our operations are overseen directly by our management. Our management functions cover corporate administration, training, agent relations, business development, technology, and research. We intend to expand our current management to retain skilled employees with experience relevant to our business. Our management’s relationships with our agents and technology team are good. We do not have any collective bargaining agreements and our employees are not represented by a union.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Available Information

Our website address is www.larosaholdings.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Financial Filings” section of our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, and the price of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. You should carefully consider the risks described below, together with all other information included in this report including our financial statements and related notes, before making an investment decision. The statements contained in this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our Common Stock could decline, and investors in our securities may lose all or part of their investment.

Risks Related to Our Business and Operations

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The Company has incurred recurring net losses, including a net loss of $7,823,763 for the year ended December 31, 2023, and the Company’s operations have not provided net positive cash flows in the year ended December 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate positive cash flows from operations and to secure additional sources of equity and/or debt financing. Despite the Company’s intent to fund operations through equity and debt financing arrangements, there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

Our independent auditors have included an explanatory paragraph in their audit report, included in this Annual Report on the Form 10-K, regarding the Company’s ability to continue as a going concern. This going concern risk may materially limit our ability to raise additional funds through the issuance of new debt or equity or may adversely affect the terms upon which such capital may be available. The inability to obtain sufficient financing on acceptable terms could have a material adverse effect on the Company’s financial condition, results of operations, and business prospects.

The Company is actively pursuing strategies to mitigate these risks, focusing on continuing to expand via acquisitions, which can help achieve future profitability, and expanding its customer base. However, there can be no assurance that these efforts will prove successful or that the Company will achieve its intended financial stability. The failure to successfully address these going concern risks may materially and adversely affect the Company’s business, financial condition, and results of operations. Investors should consider the substantial risks and uncertainties inherent in the Company’s business before investing in the Company’s securities.

We have a limited operating history with financial results that may not be indicative of future performance, and our revenue growth rate is likely to slow down as our business matures and may slow down due to the recent antitrust litigation.

We began operations in 2021. As a result of our limited operating history, we have limited financial data that can be used to evaluate our current business, and such data may not be indicative of future performance. We have encountered, and expect to continue to encounter, risks and difficulties frequently experienced by growing companies, including challenges in financial forecasting accuracy, hiring of experienced personnel, hiring of technology employees, determining appropriate investments, developing new products and features, assessing legal and regulatory risks, among others. Any evaluation of our business and prospects should be considered in light of our limited operating history, and the risks and uncertainties inherent in investing in early-stage companies. In addition, recent settlements of litigation based on alleged violations of federal and state antitrust laws may have an adverse impact on our potential growth. See “- Adverse outcomes in litigation and regulatory actions against the NAR, other companies and agents in our industry could adversely impact our financial results,” below.

Impairment of goodwill and intangible assets may adversely impact future results of operations.

An impairment in the carrying value of goodwill, trade names and other long-lived assets could negatively affect our consolidated results of operations and net worth.

Goodwill and indefinite-lived intangible assets, such as trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill and trade names, we make assumptions regarding future operating performance, business trends and market and economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill and trade name recoverability. Goodwill reviews are prepared using estimates of the fair value of reporting units based on the estimated present value of future discounted cash flows. We could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business or market capitalization declines.

We also continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets, such as franchise agreements, agent relationships, real estate listings, and non-compete agreements, and other long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flow over the remaining life of the asset in measuring whether the asset is recoverable.

We may not realize the expected benefits of our recent acquisitions because of integration difficulties and other challenges.

The success of our recent acquisitions will depend, in part, on our ability to realize the anticipated revenue, cost-savings, tax, collaboration and other synergies from integrating our two recent acquisitions with our existing business. The integration process may be complex, costly, and time-consuming. The difficulties of integrating the operations could include, among others:

●	failure to implement our business plan for the combined business;

●	unanticipated issues in integrating logistics, information, communications, and other systems;

●	unanticipated changes in applicable laws and regulations;

●	negative impacts on our internal control over financial reporting accounting; and

●	other unanticipated issues, expenses, or liabilities that could impact, among other things, our ability to realize any expected synergies on a timely basis, or at all.

We may not accomplish the integration smoothly, successfully, or within the anticipated costs or time frame. The diversion of the attention of management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the share exchanges and could adversely affect our business. In addition, the integration efforts could divert the focus and resources of the management of the Company from other strategic opportunities and operational matters during the integration process.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. From time to time, we may seek additional financing to provide the capital required to expand the production of our business operation and development initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements.

If we do not raise sufficient capital to fund our ongoing development activities, it is likely that we will be unable to carry out our business plans. We may not be able to obtain additional financing on terms acceptable, or at all. Even if we obtain financing for near term operations, we may require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

The residential real estate market is cyclical, and we can be negatively impacted by downturns in this market and by general economic conditions.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general condition of the U.S. and the global economy. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market, which in turn could materially and adversely affect our business, financial condition and results of operations. Due to the cyclicality of the real estate market, we cannot predict whether the prior several year period of sustained growth will continue, whether mortgage rates which have climbed over 2022 will remain at relatively higher levels than in years past and whether home prices will stabilize. The U.S. has experienced housing “bubbles” in the past which have burst, resulting in significant price declines, mortgage defaults and home foreclosures by lenders, the last one occurring in the early 2000’s.

Any of the following could be associated with cyclicality in the housing market by halting or limiting the current growth in the housing market, and have a material adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or home prices which, in turn, could adversely affect our revenue and profitability:

●	a continued rise in inflation;

●	a period of slow economic growth or recessionary conditions;

●	a continued increase in mortgage interest rates;

●	a tightening of credit standards by financial institutions;

●	legislative, tax or regulatory changes that would adversely impact the residential real estate market, including but not limited to those relating to mortgage financing, restrictions imposed on mortgage originators as well as retention levels required to be maintained by sponsors to securitize certain mortgages, the elimination of the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, and real property taxes and employee relocation expense;

●	insufficient home inventory levels in our markets;

●	a continued increase in the acquisition of single-family homes by corporate buyers for rental purposes;

●	a decrease in the affordability of homes;

●	a decrease in consumer confidence;

●	increase in the cost of premiums for home insurance due to recent hurricanes; and

●	natural disasters, such as hurricanes, earthquakes and other disasters that disrupt local or regional real estate markets.

The lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms has had a material adverse effect on our financial performance and results of operations.

Our business is significantly impacted by the availability of financing at favorable rates or on favorable terms for homebuyers, which may be affected by government regulations and policies. Certain on-going governmental actions or inactions, such as the U.S. federal government’s conservatorship of Fannie Mae and Freddie Mac, capital standards imposed on banks by the Office of the Comptroller of the Currency, the monetary policy of the U.S. government, and any rising interest rate environment may adversely impact the housing industry, including homebuyers’ ability to finance and purchase homes.

The monetary policy of the U.S. government, and particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S., significantly affects the availability of financing at favorable rates and on favorable terms, which in turn affects the domestic real estate market. Policies of the Federal Reserve Board can affect interest rates available to potential homebuyers. Further, we will be adversely affected by any rising interest rate environment. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict and could restrict the availability of financing on reasonable terms for homebuyers, which could have a material adverse effect on our business, results of operations and financial condition. We review all aspects of the current state of legislation, regulations and policies affecting the domestic real estate market and cannot predict whether or not such legislation, regulation and policies may result in increased down payment requirements, increased mortgage costs, and result in increased costs and potential litigation for housing market participants, any of which could have a material adverse effect on our financial condition and results of operations.

The U.S. Bureau of Labor Statistics (“BLS”) reported that the Consumer Price Index for All Urban Consumers (CPI-U), a broad-based measure of goods and services costs, rose 0.4 percent in February 2024 seasonally adjusted, and rose 3.2 percent over the last 12 months, not seasonally adjusted. This increase was well above the Federal Reserve System’s (the “Fed”) targeted inflation rate of 2.0%, resulting in the Fed’s continuation of its course of raising the short-term federal funds interest rate to a target range of 5.25-5.50%, the highest level since September 2007 at the July 2023 meeting of its Open Market Committee. Fed funds rates impact interest rates on government bonds that have a correlated effect on mortgage interest rates, which, as of March 21, 2024, the average rate for a 30-year fixed rate mortgage was 6.87 according to Freddie Mac, the federally chartered home mortgage loan securitizer. Peak mortgage interest rates have continued to have a depressing effect on the sale of existing homes, that include single-family homes, townhomes, condominiums and co-ops, with a year over year decrease of 3.3% in February 2024 to a seasonally adjusted annual rate of 4.38 million. The slowdown of home sales transactions resulted from many would-be buyers being priced out of homeownership while many homeowners with mortgage rates below 4.0% feeling stuck in place, since selling would mean taking on a mortgage with a significantly higher interest rate. This has had an adverse effect on our agents’ ability to close sales and thus on our results of operations in the year ended December 31, 2023. Thus, we expect these trends to continue to adversely affect our revenues in 2024. Any further increase in the Fed funds rate could push the U.S. economy into a recession which is likely to have a further negative effect on our operations, income and financial condition.

The housing market is currently in flux with higher mortgage interest rates and generally increasing home prices which makes it difficult to predict future market trends. Any decrease in home sales in the future will have an adverse effect on our financial performance and results of operations.

The combination of high mortgage rates, continuing high home prices and limited inventory slowed the housing market substantially in 2023. Tight inventory was reflected by the rise in the national median existing home sale price in February 2024 of 5.7% to $384,500 from a year earlier ($363,600). Homes usually go under contract a month or two before they close, so the February data is based on purchase decisions made in December 2023 and January 2024. The average rate for a 30-year fixed mortgage was 6.87% as of March 21, 2024, down from 7.79% during the most recent 52 week period, according to Freddie Mac. This combination of higher mortgage rates and higher sales prices has kept many sellers, who would have to relinquish a mortgage at 4.0% or less, from selling, and has pushed many prospective buyers, especially first-time home buyers, out of the market. Total housing inventory at the end of February 2024 was 1.07 million units, up 5.9% from January and up 10.3% from one year ago (970,000). There was an unsold inventory supply of 2.9-months at the current sales pace, down from 3.0 months in January 2024 but up from 2.6 months in February 2023. Management expects the housing-market slowdown to persist throughout 2024 because home-buying affordability is near its lowest level in decades. Any decline in home sales directly affects the productivity and income of our agents who are paid only upon the closing of their clients’ home purchase or sale. A prolonged depression in home sales will force the least successful agents out of the industry and a decrease in the number of earning agents will have a negative impact on our financial performance and results of operations.

We may fail to successfully execute our strategies to grow our business, including increasing our agent count, expanding the number of our franchisees and agents, or we may fail to manage our growth effectively, which could have a material adverse effect on our brand, our financial performance and results of operations.

We intend to pursue a number of different strategies to grow our revenue and earnings. However, we may not be able to successfully execute these strategies. We intend to pursue a strategy of increasing our agent count by increasing our recruiting efforts. Recent history has shown that a strong real estate market brings in more realtors, some of whom have worked in the industry on a part-time basis. As the market continues to grow, we believe that will enable us to sell more franchises and recruit and retain higher numbers of agents, increasing our revenue and profitability. However, competition for qualified and effective agents is intense, and we may be unable to recruit and retain enough qualified and effective agents to satisfy our growth strategies. This competition creates challenges that include:

●	our ability to discover and recruit independent brokerage firms in new markets and being able to acquire them;

●	our ability to increase our brand awareness in new markets in order to penetrate them with our brokerages;

●	our ability to effectively train and mentor a larger number of new agents and franchisees;

●	our ability to continually improve the performance, features and reliability of our technological developments in response to both evolving demands of the marketplace and competitive product offerings;

●	our ability to scale our business services and support quickly enough to meet the growing needs of our real estate agents by improving our internal systems, integrating with third-party systems, and maintaining infrastructure performance;

●	our ability to attract and retain senior management to operate and control the expansion of our business, organically and potentially, through acquisitions; and

●	our ability to enhance our financial reporting, internal control, human resources, legal and other administrative areas to effectively manage the growth of our Company.

If we do not effectively manage our growth, our brand could suffer. In order to successfully expand our business, we must effectively recruit, develop and motivate new franchisees and new agents and employees, and we must maintain the beneficial aspects of our “three pillars” philosophy. We may not be able to hire new agents or employees and our franchisees may not be able to recruit new agents necessary to manage our growth quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully develop our franchisees, our franchisee, agent and employee morale, productivity and retention could suffer, and our brand and results of operations could be harmed. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our results of operations, financial condition and prospects could be adversely affected.

The failure to attract and retain highly qualified franchisees and to acquire and open new corporate offices could compromise our ability to pursue our growth strategy.

The success of our franchisees depends largely on the efforts and abilities of franchisees and their agents, which are subject to numerous factors, including the fees or sales commissions they receive, and our ability to train and oversee their operations to ensure that they provide the quality service promoted by our brands. If our franchisees do not continue to believe in the value proposition we offer with our brand, believe that we are overcharging them for the services we provide, or, for other reasons decide not to renew their franchise agreements with us, our business may be materially adversely affected. Additionally, if our franchisees are not successful, they will fail to attract and retain productive agents and will fail to generate the revenue necessary to pay the contractual fees and dues owed to us.

In addition, if we are unable to organically increase the number of, and acquire new, corporate realty offices in the future, our growth will stagnate and we could lose high producing agents to other competing brokerages, all of which would have a material adverse effect on our results of operations, financial condition and prospects.

We might not be able to attract and retain additional qualified agents and other personnel.

In order to grow our business, we must attract and retain highly qualified agents and other personnel. In particular, we compete with both national and local real estate brokerages for qualified agents who manage our operations in each state and who are our on-the-ground representatives. With the evolving real estate brokerage market, we must find ways to attract and retain these people. And with the change in the way people work that has been accelerated by the COVID-19 pandemic, finding qualified agents and employees has become more difficult. We might have difficulty in finding, hiring and retaining highly skilled personnel with appropriate qualifications. Many of the companies with whom we compete for experienced personnel have greater resources than we do. In addition, in making decisions about where to work, in addition to cash compensation, people often consider the value of the stock options or other equity incentives they receive. We currently have an equity incentive plan to offer stock incentives to our employees and our agents that we believe is competitive with plans offered by other publicly traded real estate brokerage companies. However, if those plans fail to encourage new hires or to motivate our existing staff, we may fail to attract new personnel or fail to retain our current personnel which would severely harm our growth prospects. Moreover, the forthcoming changes in the way real estate brokers will be compensated brought about by the recent antitrust litigation settlements will likely diminish the revenues earned by lesser producing agents and agents that represent home buyers. This decrease in earnings is likely to result in many agents leaving the industry, increasing competition for high performing agents.

Competition in the residential real estate franchising business is intense and may adversely affect our financial performance.

We compete against national and international real estate brokerage franchisors as well as smaller franchisors. Our products are the brands we sell and their reputation in the marketplace. Potential franchisees, when shopping for a brand, look to see the level of support that they can receive compared to the fees and dues that they will have to pay. This is our value proposition. While the national and international brands far exceed us in financial resources, geographic coverage, marketing ability and infrastructure, we believe that our “family-oriented” style of business, based on our “three pillars” philosophy, is a strong selling point. So, while competing franchisors may offer franchisees monthly ongoing fees that are lower than those we charge, or that are more attractive in particular market environments, we believe that our “high touch” approach is able to overcome many of the factors that competitors sell. Corporate-owned competitors compete primarily on the basis of commission payments to their agents. While we believe that we are competitive in that market, our brand is not as strong as competitors who have been in the market longer and have the financial wherewithal to promote themselves in the media. Our largest competitors in this industry in the U.S. include RE/MAX Holdings, Inc., Realogy Holdings, Corp. (which operates several brands including the Coldwell Banker and Century 21 brands), Fathom Holdings Inc., eXp World Holdings Inc., Real Brokerage Inc., among others.

Our Company owned brokerage business is subject to competitive pressures.

Our Company owned brokerage business, like that of our franchisees, is generally subject to intense competition. We compete with other national and independent real estate organizations including our franchisees and those of other national real estate franchisors, franchisees of local and regional real estate franchisors, regional independent real estate organizations, discount brokerages, internet-based brokerages and smaller niche companies competing in local areas. Competition is particularly intense in the densely populated metropolitan areas in which we operate. In addition, in the real estate brokerage industry, new participants face minimal barriers to entry into the market. We also compete for the services of qualified licensed agents as well as franchisees. The ability of our Company owned brokerage offices to retain agents is generally subject to numerous factors, including the sales commissions, the training and coaching and technological support that they receive and their perception of our brand value. Our largest competitors in the corporate-owned space include Compass Holdings, Inc. and Fathom Holdings, Inc.

Our financial results are affected directly by the operating results of franchisees and agents, over whom we do not have direct control.

Our real estate franchises generate revenue in the form of monthly ongoing royalties and fees, including monthly broker fees tied to gross commissions, training and technology fees charged to our franchisees. Our agents pay us dues out of their income from real estate transactions and new agents split their transaction-based commissions with us. Accordingly, our financial results depend upon the operational and financial success of our franchisees and their agents and our corporate agents, all of whom are independent contractors that we do not control. If industry trends or economic conditions are not sustained or do not continue to improve, our franchisees’ and our agents’ financial results could worsen, and our revenue may decline. We may also have to terminate franchisees more frequently in the future due to non-reporting and non-payment. Further, if franchisees fail to renew their franchise agreements our revenue from ongoing monthly fees may decrease, and profitability may be lower than in the past due to reduced ongoing monthly fees.

We are dependent upon the truthfulness of our franchisees to provide accurate reports and accounting to us.

While we have significant insight into the business activity of our domestic and international regional franchisees and are able to observe their books and records in real time, the franchisees self-report their agent counts, agent commissions and fees due to us. Our tools to validate or verify these reports are not equipped to ferret out under or erroneous reporting, even if unintentional or intentional fraud. If any of those circumstances occur, we may not receive all of the annual agent dues or monthly ongoing fees due to us. In addition, to the extent that we are underpaid, we may not have a definitive method for determining such underpayment. If a material number of our franchisees were to under report or erroneously report their agent counts, agent commissions or fees due to us, it could have a material adverse effect on our financial performance and results of operations.

Our franchise operations are subject to additional business risks.

Our franchise business is exposed to other business risks which may impact our ability to collect recurring, contractual fees and dues from our franchisees, may harm the goodwill associated with our brand, and/or may materially and adversely impact our business, results of operations, financial condition and prospects. One such risk is that one of our franchisees could declare bankruptcy which could have a substantial negative impact on our ability to collect fees and dues owed under such franchisee’s franchise arrangements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise contract pursuant to Section 365 under the U.S. Bankruptcy Code, in which case there would be no further payments for fees and dues from such franchisee. Other risks include the risk that our franchisees may be uninsured or underinsured against certain business hazards or that insurance may be unavailable, as was hurricane insurance in Florida for a number of years. Any casualty loss happening to our franchisees could put their entire business at risk and potentially result in its failure and the termination of our franchise agreement. Any such loss or delay in an insurance payment could have a material and adverse effect on a franchisee’s ability to satisfy its obligations under its franchise agreement with us, including its ability to make payments for contractual fees and dues or to indemnify us. Each franchise agreement is subject to termination by us in the event that the franchisee breaches its contract, generally after expiration of applicable cure periods, although under certain circumstances a franchise agreement may be terminated by us upon notice without an opportunity to cure. The default provisions under the franchise arrangements are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our brands. In addition, each franchise agreement eventually expires and upon expiration, we or the franchisee may or may not elect to renew the franchise arrangement. If our agreement is renewed, such renewal is generally contingent on the franchisee’s execution of the then-current form of franchise contract (which may include terms the franchisee deems to be more onerous than the prior franchise agreement), the satisfaction of certain conditions and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise agreement will terminate upon expiration of the term of the franchise arrangement.

Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.

The residential real estate industry is subject to seasonality. Sales activity is typically stronger in the spring and summer months when school is not in session compared to the fall and winter seasons. This is true even in the Southeastern U.S. where weather patterns do not change significantly with the seasons. However, extreme weather does affect our business by keeping people focused on matters other than home buying. We have historically experienced lower revenues during the fall and winter seasons, as well as during periods of unseasonable weather, which reduces our operating income, net income, operating margins and cash flow. Real estate listings precede sales, and a period of poor listings activity will negatively impact revenue. Our revenue and operating margins each quarter will remain subject to seasonal fluctuations, which may make it difficult to compare or analyze our financial performance effectively across successive quarters.

A significant increase in private sales of residential property, including through the internet, could have a material adverse effect on our business, prospects and results of operations.

Although, as of 2023, NAR estimated that almost nine in ten home sellers worked with a real estate agent to sell their home, a significant increase in the volume of private sales due to, for example, increased access to the internet and the proliferation of websites that facilitate such sales, and a corresponding decrease in the volume of sales through real estate agents could have a material adverse effect on our business, prospects and results of operations.

The real estate brokerage business is highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

Our Company owned real estate brokerage business and our franchising business are highly regulated and must comply with Federal and state requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses and franchising in the jurisdictions in which we and they do business. These laws and regulations contain general standards for and prohibitions on the conduct of real estate brokers and agents, including those relating to licensing of brokers and agents, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer and franchising disclosures. Under state law, the franchisees and our real estate brokers have certain duties to supervise and are responsible for the conduct of their brokerage business.

Our Company owned real estate brokerage business and our franchisees (excluding commercial brokerage transactions) must comply with the Real Estate Settlement Procedures Act (“RESPA”). RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees and our Company owned brokerage business. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) contains the Mortgage Reform and Anti-Predatory Lending Act (the “Mortgage Act”), which imposes a number of additional requirements on lenders and servicers of residential mortgage loans, by amending certain existing provisions and adding new sections to RESPA and other federal laws.

We are also subject to various other rules and regulations such as:

●	the Gramm-Leach-Bliley Act which governs the disclosure and safeguarding of consumer financial information;

●	the Sherman Antitrust Act which governs anti-competitive practices in the marketplace;

●	various state and federal privacy laws protecting consumer data;

●	the USA PATRIOT Act;

●	the sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (the “FTC”) that generally require that franchisors make extensive disclosure to prospective franchisees and several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreement;

●	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;

●	the Fair Housing Act;

●	state and federal employment laws and regulations, including any changes that would require classification of independent contractors to employee status, and wage and hour regulations;

●	federal and state, “Do Not Call,” “Do Not Fax,” and “Do Not E-Mail” laws;

●	laws and regulations in jurisdictions outside the U.S. in which we do business; and

●	consumer fraud statutes that are broadly written.

Federal, state and local regulatory authorities also have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend our Company owned brokerages or our franchisees from carrying on some or all of our activities or otherwise penalize them if their financial condition or our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could limit our ability to renew current franchisees or sign new franchisees or otherwise have a material adverse effect on our operations.

We might not be aware of all the laws, rules and regulations that govern our business, or be able to comply with all of them, given the rate of regulatory changes, ambiguities in regulations, contradictions in laws and regulations between jurisdictions, and the difficulties in achieving both Company-wide and region-specific knowledge and compliance. If we fail, or we have been alleged to have failed, to comply with any existing or future applicable laws, rules and regulations, we could be subject to lawsuits and administrative complaints and proceedings, as well as criminal proceedings. Our noncompliance could result in significant defense costs, settlement costs, damages and penalties.

Climate change and environmental risks could increase our costs and subject us to liability.

Our operations are affected by Federal, state and/or local environmental laws in the countries in which we operate, and we may face liability with respect to environmental issues occurring at properties we manage or occupy. We may face costs or liabilities under these laws as a brokerage company if our agents violate applicable disclosure laws and regulations or as a result of our agents’ role as a property manager. The impact of climate change presents a significant risk. Damage to assets caused by extreme weather events linked to climate change is becoming more evident, highlighting the fragility of global infrastructure. We believe that the effects of climate change will increasingly impact our own operations and those of properties we manage, especially when they are in coastal cities. The impact includes the relative desirability of locations and the cost of operating and insuring acquired properties. Due to residential property damages resulting from hurricanes in the past several years, many insurers have either raised premiums above the national average or ceased doing business in Florida, our main market area. We also may face several layers of national and regional regulations. The risks may not be limited to fines and the costs of remediation. We continue to monitor the effects of climate change and the changes in law, regulation and policies of other companies, especially insurance companies and intend to adjust our business accordingly in the future.

If we re-commence activities abroad, we will be subject to risks of operating in foreign countries.

We had a franchisee located in Peru that closed in 2022 but we may franchise other international locations in the future. For the year ended December 31, 2022, revenue from these operations represented less than one percent (1.0%) of our total revenue. If we re-commence activities abroad, our international operations will be subject to risks that are different from those of our U.S. operations that could result in losses against which we are not insured and therefore negatively affect our profitability. Those international risks include:

●	fluctuations in foreign currency exchange rates and foreign exchange restrictions;

●	exposure to local economic conditions and local laws and regulations, including those relating to the agents of our franchisees;

●	foreign economic and credit markets;

●	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.;

●	restrictions on the withdrawal of foreign investment and earnings;

●	government policies against businesses owned by foreigners;

●	investment restrictions or requirements;

●	diminished ability to legally enforce our contractual rights in foreign countries;

●	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;

●	potential governmental and industry corruption;

●	restrictions on the ability to obtain or retain licenses required for operation; and

●	changes in foreign tax laws.

We depend substantially on our Founder, Joseph La Rosa, and the loss of any our senior management or other key employees or the inability to hire additional qualified personnel could adversely affect our operations, our brand and our financial performance.

Our future success is largely dependent on the efforts and abilities of our Founder, Chief Executive Officer, President and Chairman, Joseph La Rosa, our senior management and other key employees. The loss of the services of Mr. La Rosa and other senior management would have a significant detrimental effect on the Company as its brand is tied to his name, image and personality. We do not maintain key employee life insurance policies on Mr. La Rosa or our other senior management and therefore their loss could make it more difficult to successfully operate our business and achieve our business goals. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of these individuals.

Our ability to retain our employees is generally subject to numerous factors, including the compensation and benefits we pay, the mix between the fixed and variable compensation we pay our employees and prevailing compensation rates. As such, we could suffer significant attrition among our current key employees. Competition for qualified employees in the real estate brokerage and franchising industry is intense. We may be unable to retain existing employees that are important to our business or hire additional qualified employees. The process of locating employees with the combination of skills and attributes required to carry out our goals is often lengthy. We cannot assure you that we will be successful in attracting and retaining qualified employees.

Concentration of ownership of our voting stock by Mr. La Rosa will prevent new investors from influencing significant corporate decisions.

Based on our Common Stock outstanding as of December 31, 2023, Mr. La Rosa beneficially owned approximately 44% of our outstanding Common Stock and all 2,000 shares of our Series X Preferred Stock that provides for 10,000 votes per share when voting with the Common Stock, representing 77% of the total voting power of our capital stock. Thus, Mr. La Rosa, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, controls all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of Mr. La Rosa may not coincide with the interests of other stockholders.

Mr. La Rosa may have interests different than yours and may vote in a way with which you disagree and that may be adverse to your interests. In addition, Mr. La Rosa’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Common Stock to decline or prevent our stockholders from realizing a premium over the market price for their Common Stock. In addition, he may want the Company to pursue strategies that deviate from the interests of other stockholders. Investors should consider that the interests of the Mr. La Rosa may differ from their interests in material respects.

Mr. La Rosa will control all matters that come before the stockholders for a vote and thus we are a “controlled company” within the meaning of the Nasdaq listing requirements and, as a result, the Company will qualify for exemptions from certain corporate governance requirements. If we take advantage of such exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Mr. Joseph La Rosa has voting control with respect to director elections and all other matters. Subject to any fiduciary duties owed to other stockholders under Nevada law, Mr. La Rosa controls all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, acquisition, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Chairman of the Board of Directors and Chief Executive Officer, Mr. La Rosa controls the management of our business and affairs. Mr. La Rosa may have interests that are different than yours and may support proposals and actions with which you may disagree. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders and adversely affecting the market price of our Common Stock.

Because Mr. La Rosa controls, as of April 16, 2024, 75% of the total voting power of our capital stock, we are considered a “controlled company” for the purposes of the listing requirements of the Nasdaq Capital Market. A controlled company is not required to have a majority of independent directors or form an independent compensation or nominating and corporate governance committee. Nevertheless, we have a majority of independent directors who will serve on our Audit, Compensation and Nominating and Corporate Governance Committees. However, although we have no current plans to do so, for as long as we remain a controlled company, we could take advantage of such exemptions in the future.

Infringement, misappropriation, or dilution of our intellectual property could harm our business.

We regard our “LR La Rosa Realty” service mark and the “LR” logo that we own, as well as the Better Homes trademark and logo that we license, as having significant value and as being important factors in the marketing of our brands. We believe that this and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, trademark, trade secret and other laws, to protect our intellectual property from infringement, misappropriation, or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the U.S. and foreign jurisdictions. However, not all trademarks or service marks that we currently use have been registered in all of the countries in which we may do business in the future, and they may never be registered in all of those countries. Although we monitor trademark portfolios internally and impose an obligation on franchisees to notify us upon learning of potential infringement, there can be no assurance that we will be able to adequately maintain, enforce and protect our trademarks or other intellectual property rights.

We are not aware of any challenges to our right to use any of our brand names or trademarks. We are vigilant in enforcing our intellectual property and protecting our brands. Unauthorized uses or other infringement of our trademarks or service marks, including ones that are currently unknown to us, could diminish the value of our brands and may adversely affect our business. Effective intellectual property protection may not be available in every market in which we have franchised or intend to franchise. Failure to adequately protect our intellectual property rights could damage our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors may misappropriate our intellectual property. Defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results.

Although we monitor and restrict our franchisees’ activities through our franchise agreements, franchisees may refer to our brands improperly in writings or conversations, resulting in the dilution of our intellectual property. Franchisee noncompliance with the terms and conditions of our franchise agreements and our brand standards may reduce the overall goodwill of our brands, whether through the failure to meet the FTC guidelines or applicable state laws, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brand, resulting in consumer confusion or dilution. Any reduction of our brand’s goodwill, consumer confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and operating results.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

The real estate industry often involves litigation, ranging from individual lawsuits by brokerage clients, sales associates, employees and franchisees to large class actions and government investigations. We often are involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Such litigation and other proceedings have included, and may in the future include, but are not limited to, actions relating to breach of contract, employment matters, sales agent commissions, intellectual property, commercial arrangements, negligence and fiduciary duty claims arising from our brokerage operations, fraud or failure to disclose matters in our franchise documents or agreements, standard brokerage disputes like the failure to disclose hidden defects in a property such as mold, vicarious liability based upon the conduct of individuals or entities outside of our control, including our agents, third-party service or product providers, antitrust claims, general fraud claims, employment law claims, including claims challenging the classification of our agents as independent contractors and compliance with wage and hour regulations, and claims alleging violations of the Real Estate Settlement Procedures Act or state consumer fraud statutes.

Each lawsuit filed against or by us has factors that are unpredictable, including but not limited to, legal fees, insurance coverage, or the ultimate outcome of litigation and remedies or damage awards. Adverse results in such litigation and other proceedings may harm our business, our brands and our financial condition.

We have general liability and an errors and omissions insurance policy to help protect us against claims of inadequate work or negligent action. This insurance might not continue to be available to us on commercially reasonable terms or at all, or a claim otherwise covered by our insurance may exceed our coverage limits, or a claim might not be covered at all. We may be subject to errors or omissions claims that could have an adverse effect on us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of our senior management. Substantial financial judgments against us would have a material adverse effect on our business, brands, results of operations, financial condition and prospects.

Adverse outcomes in litigation and regulatory actions against the NAR, other real estate brokerage companies and agents in our industry could adversely impact our financial results.

Adverse outcomes in legal and regulatory actions against the NAR, other companies, brokers, and agents in the residential and commercial real estate industry may adversely impact our financial condition and our real estate brokers and agents when those matters relate to business practices shared by the Company, our real estate brokers and agents, or our industry at large. Such matters may include, without limitation, antitrust and anticompetition, RESPA, Telephone Consumer Protection Act of 1991 and state consumer protection law, and worker classification claims. Additionally, if plaintiffs or regulatory bodies are successful in such actions, this may increase the likelihood that similar claims are made against the Company and/or our real estate brokers and agents which claims could result in significant liability and be adverse to our financial results if we or our brokers and agents are unable to distinguish or defend our business practices.

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found that the NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages on claims that these companies conspired to artificially inflate brokerage commissions, which is in violation of federal antitrust law (the “Burnett Ruling”). The verdict was appealed on October 31, 2023. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms. That same day, the NAR, EXP World Holdings, Inc., Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, and Douglas Elliman, Inc. were named as defendants in Gibson v. National Association of Realtors (U.S. District Court for the Western District of Missouri), alleging a similar fact pattern and antitrust violations. On or about March 15, 2024, NAR agreed to settle the Burnett Ruling, along with a sister litigation, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions (the “Burnett Settlement”). The Burnett Settlement is subject to court approval. More recently, on March 22, 2024, real estate brokerage company Compass Inc. announced that it will pay $57.5 million as part of a proposed settlement to resolve lawsuits over real estate commissions and agreed to change its business practices to ensure clients can more easily understand how brokers and agents are compensated for their services.

While the Company was not named as a defendant in any of these actions, it is possible that it could be a litigant at some point in the future. These settlements can result in changes in the way real estate brokers are compensated for their services. Most notably, home sellers will no longer be required to pay buyer agent commissions which will result in lower buyer agent compensation. We cannot predict the full breadth of the outcome of these lawsuits but believe that they will result in a significant adverse effect on our financial condition and results of operations for the foreseeable future.

Security breaches, interruptions, delays and failures in our systems and operations could materially harm our business.

The performance and reliability of our systems and operations and third-party applications are critical to our reputation and ability to attract franchisees and agents to join us. Our systems and operations, as well as the third-party applications that we license are vulnerable to security breaches, interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, we rely on third-party vendors to provide the website platforms and additional systems and related support. If we cannot continue to retain these services on acceptable terms, our access to these systems and services could be interrupted. Any security breach, interruption, delay or failure in our systems and operations could substantially harm our franchisees and agents by interfering with their daily business routines, reducing their transaction volume, impairing the quality of the services we provide, increasing our costs, prompting litigation and other claims, and damaging our reputation, any of which could substantially harm our results of operations, financial condition and prospects.

If we attempt to, or acquire other complementary businesses, we will face certain risks inherent with such activities.

We may seek to acquire, and acquire, certain complementary businesses, including one or more of our affiliates. Any future growth through acquisitions will depend in part on the availability of suitable acquisition targets at favorable prices and with advantageous terms and conditions, which may not be available to us. In addition, we may take on debt to finance these acquisitions which will create new financial risks, or use our Common Stock as currency, which could dilute our then current stockholders. Acquisitions subject us to several significant risks, any of which may prevent us from realizing the anticipated benefits or synergies of the acquisition. The integration of companies is a complex and time-consuming process that could significantly disrupt our businesses and the business of the acquired company, including the diversion of management attention, failure to identify certain liabilities and issues during the due diligence process, the inability to retain personnel and clients of the acquired business and litigation. Any negative outcomes from acquisitions or attempted acquisitions could result in a material adverse effect on our financial condition, results of operations and prospects.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) as a result of our ownership of our subsidiaries, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if: (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act and intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business and prospects.

Risks Associated with Our Capital Stock

We may not be able to maintain the listing of our Common Stock on Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our Common Stock and decrease or eliminate your investment.

Our Common Stock is currently listed on the Nasdaq Capital Market on Nasdaq. Nasdaq requires listed issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders.

On November 24, 2023, we received written notification from the staff (the “Staff”) of Nasdaq indicating that, the Company no longer meets Nasdaq Listing Rule 5550(b)(2) (the “Rule”) requiring the Company to maintain a minimum market value of listed securities (“MVLS”) of $35 million. The notice was based on a review of the Company’s MVLS for the past 30 consecutive business days. Nasdaq’s listing rules provide the Company with a compliance period of 180 calendar days, or until May 22, 2024, in which to regain compliance. If at any time during this compliance period the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed.

Although Nasdaq has granted us 180 calendar days, or until May 22, 2024, to regain compliance, there can be no assurance that we will regain such compliance and Nasdaq could make a determination to delist our Common Stock.

Any delisting determination by Nasdaq could seriously decrease or eliminate the value of an investment in our Common Stock and other securities linked to our Common Stock. While a listing on an over-the-counter exchange could maintain some degree of a market in our Common Stock, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our Common Stock; reduced liquidity with respect to and decreased trading prices of our Common Stock; a determination that shares of our Common Stock are “penny stock” under the Securities and Exchange Commission rules, subjecting brokers trading our Common Stock to more stringent rules on disclosure and the class of investors to which the broker may sell the Common Stock; limited news and analyst coverage for our Company, in part due to the “penny stock” rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large stockholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our Common Stock.

The market price for our Common Stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and minimal profits, which could lead to wide fluctuations in our share price.

The market for our Common Stock is characterized by significant price volatility when compared to the shares of larger, more established companies that have large public floats, and we expect that our share prices will be more volatile than the shares of such larger, more established companies for the indefinite future, although such fluctuations may not reflect a material change to our financial condition or operations during any such period. Such volatility can be attributable to a number of factors. First, as noted above, our Common Stock will, compared to the shares of such larger, more established companies, likely be sporadically and thinly traded. The price for our Common Stock could, for example, decline precipitously in the event that a large number of our shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our minimal profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of these factors are beyond our control and may decrease the market price of our Common Stock regardless of our operating performance.

In addition to being highly volatile, our Common Stock could be subject to rapid and substantial price volatility in response to a number of factors that are beyond our control, including, but not limited to:

●	variations in our revenues and operating expenses;

●	actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our Common Stock, other comparable companies or our industry generally;

●	market conditions in our industry and the economy as a whole;

●	actual or expected changes in our growth rates or our competitors’ growth rates;

●	developments in the financial markets and worldwide or regional economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the government relating to regulations that govern our industry;

●	sales of our Common Stock or other securities by us, or in the open market;

●	changes in the market valuations of other comparable companies; and

●	other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the COVID-19 pandemic, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

There have recently been instances of extreme stock price run-ups followed by rapid price declines and stock price volatility seemingly unrelated to company performance following a number of recent initial public offerings, particularly among companies, like ours, that have had relatively smaller public floats. Such volatility, including any stock run-up, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Common Stock.

If, for example, the market for real estate related stocks or the stock market in general experiences loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of our Common Stock.

Further, in the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

Future issuances of debt securities, which would rank senior to our Common Stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our Common Stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our Securities.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our Common Stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of Common Stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our Securities must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our Securities.

If our securities become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our securities is less than $5.00, our securities could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore shareholders may have difficulty selling their Common Stock.

We may have violated Section 13(k) of the Exchange Act (implementing Section 402 of the Sarbanes-Oxley Act of 2002) and may be subject to sanctions as a result.

Section 13(k) of the Exchange Act provides that it is unlawful for a company that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any of its directors or executive officers. From February 2017 to July 2023, La Rosa Realty, LLC, a subsidiary of the Company, provided interest free, due on demand advances to La Rosa Insurance LLC, a company owned by our Chief Executive Officer, which may have be deemed to be personal loans made by us to Mr. La Rosa that are not permissible under Section 13(k) of the Exchange Act. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. During the fourth quarter of 2023, upon us completing our IPO, the Compensation Committee reviewed the advance and determined that the existing related party receivable would be charged as part of the Company’s chief executive officer’s annual bonus as specified in his employment agreement. No outstanding balance exists as of December 31, 2023. Notwithstanding, the imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second quarter, in which case we would no longer be an emerging growth company as of the following fiscal year end. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected to avail ourselves of the extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K promulgated by the SEC. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

If we continue to fail to maintain an effective system of disclosure controls and fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Based upon evaluation of our Chief Executive Officer and Chief Financial Officer as of December 31, 2023, our disclosure controls and procedures are ineffective, as we are a newly publicly traded company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls. We are continuing to develop our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the applicable time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting.

In order to improve and maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC where we are an accelerated filer or a large accelerated filer, which will not occur until at least our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, financial condition, and results of operations and could cause a decline in the trading price of our Common Stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business. As of the date of this annual report, no analysts cover our stock. If we do not obtain analyst coverage or if one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our Common Stock may be limited by Nevada state law or any financial covenants to which we are bound by our debt obligations. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our Common Stock.

General Risks

If we fail to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us, our reputation and business could be significantly harmed.

Consumers, agents, independent contractors, and employees have shared personal information with us during the normal course of our business processing residential real estate transactions. This includes, but is not limited to, social security numbers, annual income amounts and sources, names, addresses, telephone and cell phone numbers, and email addresses.

The application, disclosure and safeguarding of this information is regulated by federal and state privacy laws. To comply with privacy laws, we invested resources and adopted a privacy policy outlining policies and procedures for the use of safeguarding personal information. This policy includes informing consumers, independent contractors and employees that we will not share their personal information with third parties without their consent unless required by law.

Privacy policies and compliance with federal and state privacy laws present risk, and we could incur legal liability for failing to maintain compliance. We might not become aware of all privacy laws, changes to privacy laws, or third-party privacy regulations governing the real estate business or be unable to comply with all of these regulations, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions, and the difficulties in achieving both Company-wide and region-specific knowledge and compliance.

Our policy and safeguards could be deemed insufficient if third parties with whom we have shared personal information fail to protect the privacy of that information. Our legal liability could include significant defense costs, settlement costs, damages, and penalties, plus, damage our reputation with consumers, which could significantly damage our ability to attract and maintain customers. Any or all of these consequences would result in meaningful unfavorable impact on our brand, business model, revenue, expenses, income, and margins.

Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting our business or gathering personal data of our customers. In the ordinary course of our business, we collect and store sensitive data, including proprietary business information and personal information about our customers. Our business, and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance, and transmission of information are critical to our operations, especially the processing and closing of real estate transactions. Although we employ measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us or could cause agents to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.

The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and international privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful stockholder claims against us and may reduce the amount of money available to us.

As permitted by Section 78.7502 of Chapter 78 of the Nevada Revised Statutes (the “NRS”), our amended and restated articles of incorporation limit the liability of our directors to the fullest extent permitted by law. In addition, as permitted by Section 78.7502 of the NRS, our amended and restated articles of incorporation and amended and restated bylaws provide that we shall indemnify, to the fullest extent authorized by the NRS, any person who is involved in any litigation or other proceeding because such person is or was a director or officer of ours or is or was serving as an officer or director of another entity at our request, against all expense, loss, or liability reasonably incurred or suffered in connection therewith. Our amended and restated articles of incorporation provide that indemnification includes the right to be paid expenses incurred in defending any proceeding in advance of its final disposition; provided, however, that such advance payment will only be made upon delivery to us of an undertaking, by or on behalf of the director or officer, to repay all amounts so advanced if it is ultimately determined that such director or officer is not entitled to indemnification.

Section 78.7502 of the NRS permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, except an action by or in the right of us, by reason of the fact that the person is or was a director, officer, employee, or agent of ours, or is or was serving at our request as a director, officer, employee, or agent of another company, partnership, joint venture, trust, or other enterprise, against expenses, including attorneys’ fees, judgment, fines, and amounts paid in settlement actually and reasonably incurred by the person in connection with the action, suit, or proceeding if the person is not liable under Section 78.138 of the NRS, or acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful.

The above limitations on liability and our indemnification obligations limit the personal liability of our directors and officers for monetary damages for breach of their fiduciary duty as directors by shifting the burden of such losses and expenses to us. Certain liabilities or expenses covered by our indemnification obligations may not be covered by our directors’ and officers’ insurance policy or the coverage limitation amounts may be exceeded. As a result, we may need to use a significant amount of our funds to satisfy our indemnification obligations, which could severely harm our business and financial condition and limit the funds available to stockholders who may choose to bring a claim against us.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to provisions of Nevada law, the Company has been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Anti-takeover provisions in our amended and restated articles of incorporation and bylaws, as well as provisions in Nevada law, might discourage, delay or prevent a change of control of our Company or changes in our management and, therefore, depress the trading price of our Securities.

Our amended and restated articles of incorporation, bylaws and Nevada law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors (the “Board”). Our corporate governance documents include provisions:

●	providing for a single class of directors where each member of the Board shall serve for a one-year term and may be elected to successive terms;

●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Common Stock;

●	limiting the liability of, and providing indemnification to, our directors, including provisions that require the Company to advance payment for defending pending or threatened claims;

●	limiting the ability of our stockholders to call and bring business before special meetings of stockholders;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;

●	controlling the procedures for the conduct and scheduling of the Board and stockholder meetings; and,

●	limiting the determination of the number of directors on our Board and the filling of vacancies or newly created seats on the Board to our Board then in office.

These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management.

As a Nevada corporation, we are also subject to provisions of Nevada corporate law, including NRS Section 78.411, et seq., which prohibits a publicly-held Nevada corporation from engaging in a business combination with an interested stockholder, generally a person who together with its affiliates owns, or within the last two years has owned, 10% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our Common Stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood that our stockholders could receive a premium for their Common Stock in an acquisition.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company acknowledges the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition, and reputation.

We routinely assess material cybersecurity risks, including potential unauthorized occurrences on, or conducted through, our information systems that may compromise the confidentiality, integrity or availability of those systems or information maintained in them. We devote appropriate resources and designate members of our management, including our Chief Technology Officer, to manage the risk assessment and mitigation process.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team, or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan, or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches, and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs, and negatively impact our reputation among customers and partners.

The Company is in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments, and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity, and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and the Company will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting the Company, please refer to Item 1A - Risk Factors.

Item 2. Properties.

We lease our principal executive office, which is located in the La Rosa Building at 1420 Celebration Boulevard, 2nd Floor, Celebration, Florida 34747. There is no written lease agreement, and the rent is determined on a month-to-month basis. Our total office space at the principal executive office is approximately 3,000 square feet consisting of an open agent bullpen and technology and print resource area, private and group offices for staff, storage, a conference room, and several multi-purpose spaces including a media set, Zoom room, and a training / large conference room. During 2023, we began leasing additional office space for our subsidiary, La Rosa Realty, on the first floor of the La Rosa Building totaling 1,900 square feet. There is a written lease agreement with a term ending in June 2025.

Our business does not require significant property space. As a real estate brokerage business, we support our agents primarily via mobile technology and video conferencing. However, we do create a primary location for each of our subsidiaries. We lease our space, as we are flexible on how the space is utilized. Our subsidiaries have space that range from 360 square feet to 3,900 square feet, with relatively short terms, so as to minimize our rental expense given our ability to easily relocate.

We believe our office space is adequate for at least the next 12 months.

Item 3. Legal Proceedings.

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition, or cash flows, except as set forth below.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as described below, we have not been and we are not presently a party to any material pending or threatened legal proceedings.

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

On January 3, 2024, Ms. Sarah Palmer filed a putative national class action complaint against La Rosa Realty, LLC in the United States District Court, Middle District of Florida, Orlando Division. Ms. Palmer alleges that she received two (2) brief pre-recorded calls one week apart to her cell phone from La Rosa Realty, LLC presenting her an employment opportunity as a real estate agent. Ms. Palmer seeks an undisclosed amount of monetary damages from La Rosa Realty, LLC for the alleged would-be injurious, isolated and opportunistic employment gestures to her through a purported nationwide class action. Ms. Palmer claims that the defendant violated her privacy, annoyed and harassed her, constituted a nuisance, and occupied her telephone line. On March 12, 2024 La Rosa Realty, LLC filed a motion to dismiss the case with prejudice, which is still pending.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently listed on The Nasdaq Capital Market under the symbol “LRHC.” Trading in our Common Stock has historically lacked consistent volume, and the market price has been volatile.

On April 15, 2024, the closing price for our Common Stock as reported on The Nasdaq Capital Market was $1.47 per share.

Holders of Common Stock

On April 16, 2024, there were 201 holders of record of our Common Stock. We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We have never paid any cash dividends on our publicly traded Common Stock. We anticipate that we will retain funds and future earnings to support operations and to finance common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, and other factors that our Board deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Unregistered Sales of Equity Securities

On January 10, 2022, the Company issued to CGB-TRUST-1001-01-13-22 and ELG-TRUST-1004-09-01-13 equally as assignees of a consultant, Bonilla Opportunity Fund I Ltd., as compensation for its services and for the purchase price of $120.00, a total of 120,000 shares of Common Stock, with anti-dilution and reverse stock split protection to permit that consultant to maintain its percentage ownership prior to and immediately after the closing of the Company’s initial public offering. On July 28, 2022, the Company and Bonilla Opportunity Fund I Ltd. amended the services agreement pursuant to which the Company issued to each of two assignees of Bonilla Opportunity Fund I Ltd., CGB-TRUST-1001-01-13-22 and ELG-TRUST-1004-09-01-13, equally an additional total of 133,040 shares of Common Stock. Those shares were subsequently determined by the Company to have been issued erroneously and were cancelled. On July 31, 2023, the Company evaluated the agreement and determined that the performance condition was satisfied and issued to CGB-TRUST-1001-01-13-22 and ELG-TRUST-1004-09-01-13 a total of 250,168 shares of Common Stock, which were valued at the expected IPO price of $5 a share. The Company relied upon Section 4(a)(2) of the Securities Act of 1933 that exempts from registration “transactions by an issuer not involving any public offering.” The Company believes that the issuance of the Common Stock did not involve a “public offering” because: (i) the offer was made only to one entity who subsequently divided it up among trusts controlled by the managing partner of Bonilla Opportunity Fund I Ltd. (ii) the issuance was not via a general solicitation; (iii) the managing member of Bonilla Opportunity Fund I Ltd was the local attorney for the Company; (iv) the services performed by Bonilla Opportunity Fund I Ltd. were related to advising the Company in the Company’s initial public offering; (v) the offeree had full access to complete due diligence related to the Company, including, but not limited to, the most recent two years of balance sheets; profit and loss, retained earnings, and similar financial statements; as well as a description of the Company’s business operations and the securities being offered for sale; (vi) the general partner of Bonilla Opportunity Fund I Ltd. is a sophisticated investor; (vii) the Company had a pre-existing business relationship with the general partner of Bonilla Opportunity Fund I Ltd.; (viii) the number of securities issued were nominal compared to the total outstanding shares to be registered; (ix) the securities were requested by Bonilla Opportunity Fund, Ltd. as part of its compensation; (x) the securities were purchased for the account of the trusts to which they were transferred; (xi) the securities were noted as “restricted” securities and were not intended to be resold unless registered or sold pursuant to an exemption from registration. Such shares were subsequently registered pursuant to the registration statement on the Form S-1 (Reg. No. 333-264372) declared effective by the SEC on October 4, 2023.

On February 15, 2022, stock options to purchase 20,000 shares of Common Stock were granted to each independent director of the Board under the Company’s 2022 Equity Incentive Plan and vested in full on March 17, 2023. The grant was exempt from the registration requirement of the Securities Act pursuant to Rule 701 thereunder. Such stock options were subsequently registered pursuant to the registration statement on Form S-8 (Reg. No. 323-275118) filed with the SEC on October 20, 2023.

On February 1, 2023, the Company granted 2,813 restricted stock units to Alex Santos, its Chief Technology Officer, pursuant to the terms of his employment agreement and the Company’s 2022 Equity Incentive Plan. The grant was exempt from the registration requirement of the Securities Act pursuant to Rule 701 thereunder. Such equity award was subsequently registered pursuant to the registration statement on Form S-8 (Reg. No. 323-275118) filed with the SEC on October 20, 2023.

On August 28, 2023, in accordance with the terms of the Senior Secured Promissory Note that was issued to Emmis Capital II, LLC (“Emmis Capital”) and repaid by the Company in 2022, the Company issued 30,000 shares of Common Stock valued at $5 per share to Emmis Capital. Such shares were subsequently registered pursuant to the registration statement on the Form S-1 (Reg. No. 333-264372) declared effective by the SEC on October 4, 2023.

From February 2023 through August 2023, we issued 1,523 shares of our Series A Preferred Stock to 77 accredited sophisticated investors in a private placement pursuant to Regulation D under the Securities Act, which automatically converted into 435,113 shares of our Common Stock upon the closing of the IPO.

From March 2023 through May 2023, we exchanged, in a private placement under Sections 3(a)(9) and 4(a)(2) of the Securities Act, certain promissory notes and convertible promissory notes, including those owed to Joseph La Rosa, our founder and Chief Executive Officer, representing an aggregate amount of principal and accrued interest of $1,923,468 for 1,912 shares of our Series A Preferred Stock at an exchange rate of $1,000.00 per share, which shares of the Series A Preferred Stock automatically converted into 546,278 shares of our Common Stock upon the closing of the IPO.

On March 18, 2016, Celebration Office Condos LLC, a company owned by Mr. La Rosa, loaned funds totaling $556,268 to La Rosa Realty LLC to be used as working capital. That loan was interest free and had no fixed payment terms. On December 31, 2022, Celebration Office Condo LLC forgave the loan for one share of Series A Preferred Stock, which was issued in March 2023. The Series A Preferred Stock automatically converted into 285 shares of our unregistered, restricted Common Stock upon the closing of the IPO.

A total of 600,250 shares of Common Stock issued pursuant to the Series A Preferred Stock automatic conversions were subsequently registered pursuant to the registration statement on the Form S-1 (Reg. No. 333-264372) declared effective by the SEC on October 4, 2023, and remained 381,426 shares of Common Stock remained unregistered.

On October 12, 2023, in connection with the closing of the IPO, the Company issued 60,000 shares of unregistered, restricted Common Stock to the Company’s CEO, Joseph La Rosa, with a value of $5.00 per share, in accordance with the debt agreement the Company executed on December 2, 2022. Such securities were sold without registration under the Securities Act in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

On October 12, 2023, upon the repayment of a note payable to one of the Company’s lenders, the Company issued 5,000 shares of unregistered, restricted Common Stock with a value of $5.00 per share in accordance with the debt agreement. Such securities were sold without registration under the Securities Act in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

On October 12, 2023, the Company issued 6,566 shares of unregistered, restricted Common Stock pursuant to conversion of outstanding debt in accordance with the debt agreements. Such securities were sold without registration under the Securities Act in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

On October 13, 2023, the Company issued 125,000 shares of restricted Common Stock to an investor relations services provider pursuant to the consulting agreement between the Company and such provider. Such securities were sold without registration under the Securities Act in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

On December 18, 2023, the Company issued 100,000 shares of restricted Common Stock to a service provider pursuant to that certain media advertising agreement between the Company and such provider. Such securities were sold without registration under the Securities Act in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

Equity Plan Information

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2022 Equity Incentive Plan:
Equity compensation plans approved by security holders	1,396,125	$2.02	2,653,369
Equity compensation plans not approved by security holders	—	—	—
Total	1,396,125	$2.02	2,653,369

Use of Proceeds from our Initial Public Offering of Common Stock

On October 12, 2023, we closed our IPO, in which we sold and issued 1,000,000 shares of our Common Stock, at a price to the public of $5.00 per share. We received $4,360,000 in aggregate net proceeds from our IPO after deducting underwriting discounts and commissions and other offering expenses. Alexander Capital L.P. were the underwriters of our IPO.

The offer and sale of all of the shares of our Common Stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-264372), which was declared effective by the SEC on October 4, 2023.

The net proceeds from our IPO have been used to satisfy existing term debt and accrued interest in the aggregate amount of approximately $375,000, the existing balance of the Company’s line of credit of approximately $140,000, related party debt of approximately $150,000, and existing accounts payable of $1,000,000. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 10, 2023.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this report.

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

Our agent centric methodology, our advanced technology, and ancillary services, such as property management, will enable us to organically grow our agent base with virtually no incremental cost. In environments with increasing mortgage rates and declining sales transactions, we believe our model is more attractive to real estate agents, who retain more of their commission proceeds compared to traditional brokerage models. In fact, we have organically increased our agent count by just over five and half percent from December 31, 2022 to December 31, 2023.

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

On October 12, 2023, we consummated our IPO pursuant to a registration statement on Form S-1 (File No: 333-264372), which was declared effective by the SEC on October 4, 2023, and we became an Exchange Act reporting company pursuant to a Form 8-A, as amended (File No. 001-41588) on October 4, 2023. On the IPO, we sold 1,000,000 shares of our Common Stock, par value $0.0001, at a price to the public of $5.00 per share, resulting in gross proceeds of $5,000,000. We received net proceeds of $4,360,000 after underwriter discounts, commissions, and expenses. We used the proceeds to repay existing debt and accrued interest of approximately $375,000, related party debt of approximately $150,000, existing accounts payable of $1,000,000, and to fund certain acquisitions, noted below. The remaining funds will be used for general corporate purposes, including continuing to develop propriety technology and to consider accretive acquisitions.

As disclosed by the Company in the current reports on Form 8-K filed with the SEC on October 13, 2023, on October 19, 2023, on December 18, 2023, on December 27, 2023, January 4, 2024, February 23, 2024, March 13, 2024, and March 21, 2024 we acquired controlling interests in 9 of our franchisees: Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.), Horeb Kissimmee Realty, LLC, La Rosa CW Properties, LLC, La Rosa Realty Premier, LLC, La Rosa Realty Orlando, LLC, La Rosa Realty North Florida LLC, La Rosa Realty Winter Garden LLC, La Rose Realty Georgia LLC, and La Rosa Realty California, for a total consideration of $6,351,105, including $565,000 in cash from the proceeds from our IPO, with the remainder in Common Stock.

Description of Our Revenues

Our financial results are primarily driven by the total number of sales agents in our Company, the number of sales agents closing residential real estate transactions, the number of sales agents utilizing our coaching services, the number of agents who work with our franchisees, and the number of properties under management. We grew our agent count by just over five and half percent from 2,305 at December 31, 2022 to 2,434 at December 31, 2023.

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

The majority of our revenue is derived from fees and dues based on the number of agents working under the La Rosa Realty brand. Due to the low fixed cost structure of both our Company and franchise models, the addition of new sales agents generally requires little incremental investment in capital or infrastructure. Accordingly, the number of commission producing sales agents in our Company and our franchisees is the most important factor affecting our results of operations and the addition of new agents can favorably impact our revenue and our earnings before interest, taxes, depreciation and amortization (“EBITDA”). Historically, the number of agents in the residential real estate industry has been highly correlated with overall home sale transaction activity. We believe that the number of agents and those that produce commissions in our network is the primary statistic that drives our revenue. Another major factor is the cyclicality of the real estate industry that has peaks and valleys depending on macroeconomic conditions that we cannot control. And finally, our revenues fluctuate based on the changes in the aggregate fee revenue per sales agent as a significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents, including annual dues, continuing franchise fees, and certain transaction or service-based fees. Our revenue per agent also increases in other ways including when transaction sides and transaction sizes increase since a portion of our revenue comes from fees tied to the number and size of real estate transactions closed by our agents. While the Company was not named as a defendant in any of the recent class action lawsuits alleging antitrust violations, it is possible that it could be a litigant at some point in the future. Several of these lawsuits have been settled (see “Risk Factors - Adverse outcomes in litigation and regulatory actions against the NAR, other real estate brokerage companies and agents in our industry could adversely impact our financial results). These settlements will result in changes in the way real estate brokers are compensated for their services. Most notably, home sellers will no longer be required to pay buyer agent commissions which will result in lower buyer agent compensation. We cannot predict the full breadth of the outcome of these lawsuits but believe that they will result in a significant adverse effect on our financial condition and results of operations for the foreseeable future.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Seasonality

Our business is affected by the seasons and weather. The spring and summer seasons, when school is out, have typically resulted in higher sales volumes compared to fall and winter seasons. With the slowdown in the later months, we have experienced slower listing activity, fewer transaction closings and lower revenues and have seen more agent turnover as well. Bad weather or natural disasters also negatively impact listings and sales which reduces our operating income, net income, operating margins and cash flow. While this pattern is fairly predictable, there can be no assurance that it will continue. Moreover, with the impact of climate change, we expect more business disruptions in the coming years, many of which could be unpredictable and extreme.

Our revenues and operating margins will fluctuate in successive quarters due to a wide variety of factors, including seasonality, weather, health exigencies, holidays, national or international emergencies, the school year calendar’s impact on timing of family relocations, and changes in mortgage interest rates. This fluctuation may make it difficult to compare or analyze our financial performance effectively across successive quarters.

Inflation and Market Interest Rates

The U.S. Federal Reserve continues to take action intended to address sharp increases in inflation. The Federal Reserve Board increased the federal funds rate to a range of 525 to 550 basis points as of March 20, 2024 from a range of 0 to 25 basis points as of the first quarter of 2022. These increases have impacted interest rates, which have significantly contributed to rising mortgage rates. During the second half of 2022, the benchmark 30 year fixed conforming mortgage rate rose above 6% for the first time since 2008, according to Freddie Mac data, and has reached a recent peak of about 8% during the second half of 2023. That interest rate stood at 6.87% as of March 21, 2024. Consequently, housing demand is softening, prices are rising, consumer sentiment has weakened and home sales are declining. In 2023, the existing home sales market declined 18.7% compared to 2022, the slowest year for US home sales in nearly 30 years, according to the National Association of Realtors. This decline had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home. Continuing poor housing market conditions would adversely affect our operating performance and results of operations.

Recent Legal Challenges to Sales Agents’ Commission Structure

Recent developments in the real estate industry have seen increased scrutiny and legal challenges related to the structure of real estate agent commissions. Legal actions and regulatory inquiries have been initiated to examine the fairness, transparency, and potential anticompetitive practices associated with the traditional commission model. Courts and regulatory bodies may be increasingly focused on ensuring transparency in commission structures, potentially leading to reforms that impact the earnings and business models of real estate professionals. Changes in legislation or legal precedents could impact the standard practices of commission-sharing between listing agents and buyer’s agents and may adversely affect our business model and revenues. On October 31, 2023, a federal jury in Missouri found that NAR and certain companies conspired to artificially inflate brokerage commissions, which violates federal antitrust law. The judgment was appealed on October 31, 2023, while these and other plaintiffs have filed similar lawsuits against a number of other large real estate brokerage companies. We have not, as of the date hereof, been named as a defendant in any antitrust litigation. On or about March 15, 2024, NAR agreed to settle these lawsuits, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions. This settlement resolves claims against NAR and nearly every NAR member; all state, territorial and local REALTOR® associations; all association-owned MLSs; and all brokerages with an NAR member as principal whose residential transaction volume in 2022 was $2 billion or below and is subject to court approval. Due to this litigation, there will be rule changes for the NAR. In the settlement, effective mid-July 2024, NAR has agreed to put in place a new rule prohibiting offers of compensation on the MLS, as well as adopt new rules requiring written agreements between buyers and buyers’ agents. However, the direct and indirect effects, if any, of the judgment upon the real estate industry are not yet entirely clear.

There could also be further changes in real estate industry practices. All of this has prompted discussion of changes to rules established by local or state real estate boards or multiple listing services. All of this may require changes to many brokers’ business models, including changes in agent and broker compensation. For example, we will likely have to develop mechanisms and a plan that enable buyers and sellers to negotiate commissions. The Company will continue to monitor ongoing and similar antitrust litigation against our competitors. However, the litigation and its ramifications could cause unforeseen turmoil in our industry, the impacts of which could have a negative effect on us as an industry participant.

Recent Accounting Pronouncements

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Results of Operations

Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
Real Estate Brokerage Services (Residential)	$20,450,348	$16,413,289	$4,037,059	25%
Franchising Services	883,606	1,034,108	(150,502)	(15)%
Coaching Services	628,846	623,934	4,912	1%
Property Management	9,680,688	8,030,299	1,650,389	21%
Real Estate Brokerage Services (Commercial)	115,916	102,291	13,625	13%
Total Revenue	$31,759,404	$26,203,921	$5,555,483	21%

Real Estate Brokerage Services (Residential)

Residential real estate services revenue increased $4.037 million, or 25%, in the year ended December 31, 2023 against the comparable prior year period. The increase was driven by $4.586 million of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023, offset by a 13% decrease in total transaction volume. We increased our transaction fee, monthly agent fee, and annual fee effective September 1, 2023, which, if volume remains consistent, real estate brokerage services revenue will increase in 2024.

Franchising Services

Franchising services revenue decreased $151 thousand, or 15%, in the year ended December 31, 2023 against the comparable prior year period. The decrease was partially attributable from the six acquisitions completed in the fourth quarter of fiscal year 2023, which no longer contribute to franchising royalties fees, which would have totaled $71 thousand in the fourth quarter of 2023. Our remaining franchisees saw a similar decrease in volume related to the same market conditions in our residential services, which negatively impacted our franchising royalty fee revenue.

Coaching Services

Coaching services revenue remained relatively constant in the year ended December 31, 2023 against the comparable prior year period. We were able to maintain the same year-over-year coaching revenue while residential transactional volume decreased by emphasizing our coaching program, which increased our coaching volume, along with additional ancillary coaching services that started at the end of the June 2023.

Property Management

Property management revenue increased $1.650 million, or 21%, in the year ended December 31, 2023 against the comparable prior year period primarily due to a significant increase in the number of properties under management along with a management fee price increase effective September 1, 2023.

Gross Proft and Gross Margin

	Year Ended December 31,		Change
	2023	2022	$	%
Real Estate Brokerage Services (Residential)	$1,686,191	$1,472,070	$214,121	15%
Gross Margin	8.2%	9.0%	(0.7)%
Franchising Services	$411,297	$354,522	$56,775	16%
Gross Margin	46.5%	34.3%	12.3%
Coaching Services	$298,481	$320,496	$(22,015)	(7)%
Gross Margin	47.5%	51.4%	(3.9)%
Property Management	$330,440	$275,723	$54,717	20%
Gross Margin	3.4%	3.4%	0.0%
Real Estate Brokerage Services (Commercial)	$114,759	$102,291	$12,468	12%
Gross Margin	99.0%	100.0%	(1.0)%
Total Gross Profit	$2,841,168	$2,525,102	$316,066	13%
Total Gross Margin	8.9%	9.6%	(0.7)%

Real Estate Brokerage Services (Residential)

Costs related to residential real estate brokerage services increased $3.823 million, or 26%, in the year ended December 31, 2023 against the comparable prior year period. The increase was driven by $4.233 million of cost of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023, offset by a decrease in total transaction volume. The gross profit increased $316 thousand, or 13%, from 2022 to 2023 primarily attributable to the gross profit from acquisitions. The gross margin on the six acquisitions was lower than our historical results, which reduced our gross margin to 8.2% compared to our 2022 gross margin of 9.0%.

Franchising Services

The Company uses external software that supports the Company’s franchises, which is directly used to manage real estate transactions that generates revenue. The software is classified as a cost of revenue, and the Company expects to continue to use the software for the foreseeable future. The decrease in cost of franchising revenue is due to the six acquisitions, which no longer contribute to the cost of franchising revenue, as well as a reduction of price per usage of the software costs based on our review of usage of the software. The gross profit increased $57 thousand, or 16%, from 2022 to 2023 primarily attributable to the reduction in the cost of revenue.

Coaching Services

Costs related to coaching services increased $27 thousand, or 9%, in the year ended December 31, 2023 against the comparable prior year period. Costs related to coaching services moved proportionally with the change in related revenue. Gross profit slightly decreased by $22 thousand, or 7%, due to new initiatives of marketing the coaching programs.

Property Management

Costs related to property management services increased $1.596 million, or 21%, in the year ended December 31, 2023 against the comparable prior year period. The increase in property management costs were primarily related to the increase in properties under management. The gross margin is consistent from 2022 to 2023.

Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2023	2022	$	%
Sales and Marketing	$359,717	$415,770	$(56,053)	(13)%
Payroll and benefits	2,436,888	2,043,268	393,620	19%
Rent and other	347,476	243,087	104,389	42%
Professional fees	260,106	748,371	(488,265)	(65)%
Office	118,296	149,841	(31,545)	(21)%
Technology	216,679	469,388	(252,709)	(54)%
Insurance, training and other	427,904	229,901	198,003	86%
Public company costs	592,857	—	592,857	NM
Amortization and deprecation	73,134	—	73,134	NM
Total SG&A Expenses	$4,833,057	$4,299,626	$533,431	12%

NM: Not Meaningful

Selling, general and administrative costs increased $533 thousand, or 12%, in the year ended December 31, 2023 against the comparable prior year period. Sales and marketing costs decreased as the Company worked to improve the efficiency of its marketing spend.

Payroll and benefits increased $394 thousand, or 19%, in the year ended December 31, 2023 against the comparable prior year period primarily due to changes in the executive management team at the end of 2022, additional payroll of $177 thousand due to the six acquisitions completed in the fourth quarter of 2023, the imputed bonus award to the CEO to extinguish a related party receivable in the amount of $45 thousand, and the employer portion of payroll tax withholding of approximately $36 thousand for the employees who had their restricted stock units vest upon the Company’s IPO.

Rent and occupancy increased as the Company leases its corporate office from an entity owned by the chief executive officer. The rent expense for 2023 was $135 thousand. During 2022, no rent expense was charged to the Company for its corporate office.

Professional fees decreased $488 thousand, or 65%, in the year ended December 31, 2023 against the comparable prior year period primarily due to a reclass in 2023 of accrued director fees through September 30, 2023 of $346 thousand to stock-based compensation, as the directors accepted stock options in lieu of cash payments. In addition, in 2022, we incurred accounting fees for possible franchise acquisition targets as part of our expected IPO that we did not acquire. As such, the fees were charged to expense.

Office and technology costs decreased due to the Company’s efforts to curtail expenses and improve productivity and efficiency. In particular, the Company’s CTO, who joined the Company in early 2022, streamlined the Company’s software applications, which reduced technology costs after subscription periods ended.

Insurance, training and other costs increased in 2023 primarily due to our new directors and officers (D&O) policies that provide for liability coverage.

Since our IPO in October 2023, we have started incurring public company costs, including listing costs, printer costs, transfer agent fees, and investor relation costs and related professional fees.

Stock-based compensation

We incurred stock-based compensation of $5.100 million in 2023 based upon restricted stock units granted to agents and employees, most of which was part of the IPO ($1.998 million), consultants who provided various services to the company ($1.286 million), option awards to non-management directors ($421 thousand), and an option grant to our CEO pursuant to the terms of his employment agreement ($1.395 million). We incurred stock-based compensation of $231 thousand in 2022 primarily due to option grants given to the non-management directors of our Board in February 2022.

Other Income (Expense), Net

Other expense, net for the year ended December 31, 2023 was $731 thousand compared to other expense, net of $465 thousand for the comparable prior year. The 2023 expense was due to costs related to the amortization of financing fees related to convertible debt instruments with embedded equity elements issued in the fourth quarter of fiscal year 2022 along with interest expense associated with the existing debt issuances in 2022, partially offset by a decrease in the revaluation of the derivative liabilities and the IRS employee retention credit received for prior tax years, net of legal costs to obtain the credit. The 2022 expense was due to costs related to the convertible debt issued in the fourth quarter of 2021, namely, amortization of finance fees, fair market value adjustments of the derivative liability related to the convertible notes, and interest expense on the convertible notes. These additional costs were partially offset by the forgiveness of debt of $149 thousand.

Liquidity and Capital Resources

On December 31, 2023 and 2022 we had cash of $0.96 million and $0.12 million, respectively, on hand.

During 2023, we issued 1,523 shares of series A preferred stock to 77 investors in a private placement pursuant to Regulation D under the Securities Act, raising $1,523,000. We also exchanged convertible debt with an outstanding balance of $598,836, including accrued interest of $87,836, for 591 shares of series A preferred stock. On March 27, 2023, we exchanged a portion of our related party debt with an outstanding gross balance of $1,324,631, excluding debt discount of $469,785, and including accrued interest of $28,101, for 1,321 shares of series A preferred stock. See Note 8, “Stockholders’ Equity” of the Notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information on the series A preferred stock.

When we completed our IPO in the fourth quarter of 2023, we raised net proceeds of $4,360,000 after deducting underwriter discounts, commissions, and expenses. We used the proceeds to satisfy existing term debt and accrued interest in the aggregate amount of approximately $375,000, the existing balance of our line of credit of approximately $140,000, related party debt of approximately $150,000, and existing accounts payable of $1,000,000. On October 13, 2023 and on October 16, 2023, we acquired controlling interests in two of our franchisees, Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.) and Horeb Kissimmee Realty, LLC for a total consideration of $2,963,147, including $550,000 in cash from the proceeds of the IPO, with the remainder in common stock. See Note 3, “Business Combinations” of the Notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding the acquisitions.

On February 20, 2024, we entered into securities purchase agreement with an accredited investor for the issuance of a 13% senior secured promissory note with a principal amount of $1,052,632 and a purchase price of $1,000,000 after an original issue discount of $52,632. The note is convertible into shares of our Common Stock at the option of the lender. In addition, on April 1, 2024, we entered into securities purchase agreement with the same accredited investor for the issuance of a 13% senior secured promissory note with a principal amount of $1,316,000 and a purchase price of $1,250,200 after an original issue discount of $65,800. The note is convertible into shares of our Common Stock at the option of the lender. The two promissory notes begin amortizing five months after the date of each loan, with full maturity occurring twelve months after the date of each loan. See Note 15, “Subsequent Events” of the Notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

We are subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources than us. Furthermore, during the period required to achieve substantially higher revenue in order to become profitable, we will require additional funds that might not be readily available or might not be on terms that are acceptable to us. Until such time that we fully implement our growth strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. As such, we anticipate that our existing working capital, including cash on hand, and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of this annual report on Form 10-K. We will be required to raise additional capital to service the two promissory notes issued in the first half of 2024, to repay the principal balance of each of the notes, and to fund ongoing operations.

We have incurred recurring net losses, and our operations have not provided net positive cash flows. In view of these matters, there is substantial doubt about our ability to continue as a going concern. We plan on continuing to expand via acquisition, which will help achieve future profitability, and we have plans to raise capital from outside investors, as we have done in the past, to fund operating losses and to provide capital for further business acquisitions. We cannot provide any assurance that we can successfully raise the capital needed.

Summary of Cash Flows

	Year Ended December 31,
	2023	2022
Net Cash Used in Operating Activities	$(1,894,265)	$(1,177,105)
Net Cash Used in Investing Activities	$(141,744)	$—
Net Cash Provided by Financing Activities	$2,950,060	$1,067,229

Cash Flows Used in Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $1.894 million, which was primarily attributable to the net loss of $2.723 million, excluding stock-based compensation, and changes in working capital of $0.188 million, mostly due to an increase in accounts receivable and a reduction in accrued expenses after our IPO, partially offset by an increase in accounts payable, excluding payments of deferred offering costs, as well as offsets from non-cash interest expense and amortization of debt discount and financing fees of $1.061 million.

For the year ended December 31, 2022, net cash used in operating activities was $1.177 million, which was primarily attributable to the net loss of $2.239 million, excluding stock-based compensation and the non-cash loan forgiveness of $0.2 million, partially offset by contributions from working capital of $0.355 million, non-cash interest expense, amortization of debt discount and financing fees, and the increase expense for the value of derivatives of $0.631 million, and a provision for credit losses of $0.076 million.

Cash Flows Used in Investing Activities

For the year ended December 31, 2023, net cash used in operating activities was $0.141 million, which represents the cash consideration paid for the six acquisitions acquired in the fourth quarter of 2023, less cash acquired. See Note 3, “Business Combinations” of the Notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding the acquisitions.

Cash Flows Provided by Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $2.950 million, which included the proceeds of our IPO from which we raised net proceeds of $4.360 million after deducting underwriter discounts, commissions, and expenses. We incurred payments related to the IPO of $1.765 million. We also raised $1.523 million attributable to the issuance of the series A convertible preferred stock. A partial use of the proceeds raised were used to pay down debt, including our line of credit, our notes payable, advances on future receipts, convertible debt, and amounts due to related party, which totaled $0.991 million, net. We also paid $0.177 million in withholding taxes related to the vesting of employee restricted stock units upon the IPO.

For the year ended December 31, 2022, we received cash of $1.067 million in financing activities attributable to proceeds from related party debt, notes payable, and convertible debt totaling $1.902 million, offset by cash paid for deferred offering costs of $0.512 million and distributions of $0.230 million.

Off-Balance Sheet Arrangements

On December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of December 31, 2023 and as for the periods thereafter:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable	$619,527	$4,400	$8,800	$8,800	$597,527
Interest payments on notes payable	592,416	23,232	46,464	46,464	476,256
Advances on future receipts	84,463	84,463
Undiscounted lease obligations	749,573	366,583	302,116	80,874
Accrued acquisition cash consideration	300,000	300,000
Total Contractual Obligations	$2,345,979	$778,678	$357,380	$136,138	$1,073,783

We intend to fund our contractual obligations with cash on hand, working capital and the debt raises on February 20, 2024 and April 1, 2024.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our most critical estimates include those related to revenue recognition, goodwill and intangible assets, accounting for business combinations, and accounting for stock-based compensation. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect the more significant judgments and estimates used in preparing our consolidated financial statements. See the footnotes to our audited financial statements for the year ended December 31, 2023, included with this annual report for our Summary of Significant Accounting Policies.

Revenue Recognition

The Company records revenue based upon the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct good or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Goodwill and Intangible Assets

Goodwill is tested for impairment at least annually in the fourth quarter of our fiscal year. We may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, and, if so, we then quantitatively compare the fair value of our reporting units to their carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value, we then record an impairment loss equal to the difference, up to the carrying value of goodwill. The carrying values of identifiable intangible assets are reviewed for recoverability on a quarterly basis. The facts and circumstances considered include the recoverability of the cost of other intangible assets from future undiscounted cash flows to be derived from the use of the asset or asset group. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment. Intangible assets are subject to amortization over the expected period of economic benefit to us. We evaluate whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.

Business Combinations

The allocation of the purchase price for acquisitions requires use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including franchise agreements, agent relationships, existing real estate listings, and non-compete agreements and liabilities assumed based on their respective fair values. The estimates we make include expected cash flows, expected cost savings, and the appropriate weighted average cost of capital. We complete these assessments as soon as practical after the acquisition closing dates. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

Stock-Based Compensation

We use the fair value method of accounting for our stock options and restricted stock units (“RSUs”) granted to employees, contractors and consultants to measure the cost of services received in exchange for the stock-based awards. The fair value of stock option awards with only service conditions is estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of RSUs is measured on the grant date based on the prior day closing fair market value of our Common Stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. Stock-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period.

As we accumulate additional employee stock-based awards data over time and as we incorporate market data related to our Common Stock, we may calculate significantly different volatilities and expected lives, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods.

Income Taxes

We are subject to taxes in the United States. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws. As of December 31, 2023, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We qualify as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

LA ROSA HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

La Rosa Holdings Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of La Rosa Holdings Corp. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 16, 2024

La Rosa Holdings Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash	$959,604	$118,558
Restricted cash	1,484,223	1,411,364
Accounts receivable, net of reserve for credit losses of $83,456 and $29,039, respectively	826,424	424,549
Other current assets	—	45,000
Due from related party	—	41,558
Total current assets	3,270,251	2,041,029

Noncurrent assets:
Property and equipment, net	14,893	—
Right-of-use asset, net	687,570	—
Deferred offering costs	—	1,760,447
Intangible assets, net	4,632,449	—
Goodwill	5,702,612	—
Other long-term assets	21,270	79,314
Total noncurrent assets	11,058,794	1,839,761
Total assets	$14,329,045	$3,880,790
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	$—	$86,163
Accounts payable	1,147,073	1,523,936
Accrued expenses	227,574	522,279
Due to related party, current	—	652,233
Derivative liability	—	1,022,879
Convertible notes payable, net	—	585,779
Advances on future receipts	77,042	—
Accrued acquisition cash consideration	300,000	—
Notes payable, current	4,400	250,788
Lease liability, current	340,566	—
Total current liabilities	2,096,655	4,644,057

Noncurrent liabilities:
Note payable, net of current	615,127	360,912
Due to related party, net of current	—	338,757
Security deposits payable	1,484,223	1,415,059
Lease liability, noncurrent	363,029	—
Other liabilities	2,950	—
Total non-current liabilities	2,465,329	2,114,728
Total liabilities	4,561,984	6,758,785

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 2,000 Series X shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock - $0.0001 par value; 250,000,000 shares authorized; 13,406,480 and 6,000,000 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,341	600
Additional paid-in capital	18,016,400	1,410,724
Accumulated deficit	(12,107,756)	(4,289,319)
Total stockholders’ equity (deficit) – La Rosa Holdings Corp. Shareholders	5,909,985	(2,877,995)
Noncontrolling interest in subsidiaries	3,857,076	—
Total stockholders’ equity (deficit)	9,767,061	(2,877,995)
Total liabilities and stockholders’ equity (deficit)	$14,329,045	$3,880,790

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022
Revenue	$31,759,404	$26,203,921

Cost of revenue	28,918,236	23,678,819

Gross profit	2,841,168	2,525,102

Operating expenses:
Sales and marketing	359,717	415,770
General and administrative	4,473,340	3,883,856
Stock-based compensation — general and administrative	5,100,474	230,664
Total operating expenses	9,933,531	4,530,290

Loss from operations	(7,092,363)	(2,005,188)

Other income (expense)
Interest expense, net	(140,382)	(144,268)
Amortization of financing fees	(1,016,644)	(349,913)
Change in fair value of derivative liability	138,985	(120,599)
Forgiveness of debt	—	149,312
Other income, net	286,641	—
Loss before provision for income taxes	(7,823,763)	(2,470,656)
Benefit from income taxes	—	(150,000)
Net loss	(7,823,763)	(2,320,656)
Less: Net loss attributable to noncontrolling interests in subsidiaries	(5,326)	—
Net loss after noncontrolling interest in subsidiaries	(7,818,437)	(2,320,656)
Less: Deemed dividend	1,472,514	—
Net loss attributable to common stockholders	$(9,290,951)	$(2,320,656)

Loss per share of common stock attributable to common stockholders
Basic and diluted	$(1.27)	$(0.39)

Weighted average shares used in computing net loss per share of common stock attributable to common stockholders
Basic and diluted	7,293,033	6,000,000

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2023 and 2022

	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional		Total Stockholders’	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Equity (Deficit)	Interest In Subsidiaries	Total Equity
Balance as of December 31, 2021	—	$—	2,000	$—	6,000,000	$600	$425,016	$(1,739,135)	$(1,313,519)	$—	$(1,313,519)
Net loss								(2,320,656)	(2,320,656)		(2,320,656)
Member’s distributions								(229,528)	(229,528)		(229,528)
Warrants issued							198,776		198,776		198,776
Related party loan conversion to capital contribution							556,268		556,268		556,268
Stock-based compensation							230,664		230,664		230,664
Balance as of December 31, 2022	—	—	2,000	—	6,000,000	600	1,410,724	(4,289,319)	(2,877,995)	—	(2,877,995)
Net loss								(7,818,437)	(7,818,437)	(5,326)	(7,823,763)
Issuance of common stock in pubic offering, net of issuance costs of $640,000					1,000,000	100	4,359,900		4,360,000		4,360,000
Reclass deferred offering costs to APIC upon the initial public offering					1,393,618	140	(2,544,599)		(2,544,459)		(2,544,459)
Issuance of series A preferred stock	3,436	—					3,446,468		3,446,468		3,446,468
Conversion of series A preferred stock into common stock upon public offering	(3,436)	—			981,676	98	(98)		—		—
Issuance of common stock related to debt and related party debt maturity and the extinguishment of related derivative liabilities					101,566	10	935,149		935,159		935,159
Issuance of common stock for six real-estate brokerage acquisitions					2,750,114	275	5,485,830		5,486,105	3,862,402	9,348,507
Stock-based compensation							5,100,474		5,100,474		5,100,474
Common stock issued for services rendered and vesting of restricted stock units, net of shares withheld for taxes					1,179,506	118	(177,448)		(177,330)		(177,330)
Balance as of December 31, 2023	—	$—	2,000	$—	13,406,480	$1,341	$18,016,400	$(12,107,756)	$5,909,985	$3,857,076	$9,767,061

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(7,823,763)	$(2,320,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,100,474	230,664
Amortization and deprecation	73,134	—
Forgiveness of debt	—	(149,312)
Change in fair value of derivatives	(138,985)	120,599
Amortization of debt discount and financing fees	1,016,644	349,913
Non-cash interest expense	44,722	160,727
Provision for credit losses	21,201	76,151
Changes in Operating Assets and Liabilities:
Accounts receivable	(370,831)	119,596
Other current assets	45,000	(44,200)
Accounts payable	307,877	(115,653)
Accrued expenses	(238,407)	297,933
Income taxes payable	—	(150,000)
Security deposits payable	69,164	310,977
Other	(641)	(63,844)
Net Cash Used In Operating Activities	(1,894,411)	(1,177,105)
Cash Flows from Financing Activities:
Acquisition of businesses, net of cash acquired	(141,744)	—
Net Cash Used In Investing Activities	(141,744)	—
Cash Flows from Financing Activities:
Proceeds from issuances of common stock in public offering, net of issuance costs	4,360,000	—
Borrowings on bank line of credit	331,095	137,301
Payments on bank line of credit	(417,736)	(180,690)
Proceeds from notes payable	—	514,448
Payments on notes payable	(532,163)	(4,388)
Proceeds from advances on future receipts	500,650	—
Payments on advances on future receipts	(679,688)	—
Payments relating to deferred offering costs	(1,765,081)	(511,619)
Proceeds from convertible debt	—	120,000
Payments on convertible debt	(70,000)	(10,000)
Proceeds from related party	45,413	1,267,500
Payments to related party	(168,100)	(35,795)
Proceeds from issuance of preferred stock	1,523,000	—
Withholding tax paid on behalf of employees on stock based awards	(177,330)	—
Distributions paid	—	(229,528)
Net Cash Provided by Financing Activities	2,950,060	1,067,229

Net Increase (Decrease) in Cash and Restricted Cash	913,905	(109,876)
Cash and Restricted Cash at Beginning of Year	1,529,922	1,639,798
Cash and Restricted Cash at End of Year	$2,443,827	$1,529,922

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$129,644	$34,175
Taxes	—	—

Non-Cash Activities:
Derivative liabilities embedded in debt instruments	$(883,894)	$760,608
Loan conversion to capital contribution	$—	$556,268
Warrants issued associated with debt notes	$—	$198,776
Convertible debt and related party debt exchanged for 1,912 shares of Series A Convertible Preferred Stock	$1,923,468	$—
Issuance of 981,676 shares of common stock for beneficial conversion feature of Series A Convertible Preferred Stock	$1,472,514	$—
(Decrease) increase in accounts payable related to deferred offering costs	$(981,069)	$701,917
Issuance of 1,393,618 shares of common stock for deferred offering costs	$6,968,090	$—
Issuance of 2,750,114 shares of common stock as part of the consideration of acquisitions of businesses	$7,266,078	$—
Issuance of 95,000 shares of common stock as part of the repayment of notes payable	$475,000	$—
Issuance of 6,566 shares of common stock upon the conversion of convertible debt upon the IPO	$26,265	$—
Issuance of 819,000 shares of common stock for services rendered	$1,286,180	$—
Settlement of conversion rights	$433,894	$—

Reconciliation of Cash and Restricted Cash
Cash	$959,604	$118,558
Restricted Cash	1,484,223	1,411,364
Cash and Restricted Cash	$2,443,827	$1,529,922

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

La Rosa Holdings Corp. (the “Company”), incorporated in Nevada on June 14, 2021, is a holding company for five agent-centric, technology-integrated, cloud-based, multi-service real estate segments. The Company generates revenue primarily by providing person-to-person residential and commercial real estate brokerage services to the public. In addition, the Company cross sells ancillary technology-based products and services to sales agents and the sales agents associated with the Company’s franchisees. The business is organized based on the services provided internally to agents and to the public, which are residential and commercial real estate brokerages, franchising services, real estate brokerage education and coaching, and property management services.

Initial Public Offering

On October 12, 2023, the Company completed an initial public offering (the “IPO”) in which it issued and sold 1,000,000 shares of Common Stock, par value $0.0001, at a public offering price of $5.00 per share. The Company received net proceeds of $4,360,000 after deducting underwriter discounts, commissions, and expenses. The Company also incurred other offering expenses of $2,544,459 and issued 1,393,618 common shares to service providers related to the IPO. These expenses were recorded against the proceeds received from the IPO.

Liquidity – Going Concern and Management’s Plans

On December 31, 2023, the Company had a cash balance of $959,604 and positive working capital of $1,173,596.

On February 20, 2024, the Company entered into securities purchase agreements with an accredited investor for the issuance of a 13% senior secured promissory note with a principal amount of $1,052,632 and a purchase price of $1,000,000 after an original issue discount of $52,632. The note is convertible into shares of the Company’s Common Stock at the option of the lender. In addition, on April 1, 2024, the Company entered into securities purchase agreements with the same accredited investor for the issuance of a 13% senior secured promissory note with a principal amount of $1,316,000 and a purchase price of $1,250,200 after an original issue discount of $65,800. The note is convertible into shares of the Company’s Common Stock at the option of the lender. The two promissory notes begin amortizing five months after the date of each loan, with full maturity occurring twelve months after the date of each loan. See Note 15 — Subsequent Events for additional information.

The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Furthermore, during the period required to achieve substantially higher revenue in order to become profitable, the Company will require additional funds that might not be readily available or might not be on terms that are acceptable to the Company. Until such time that the Company fully implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. As such, the Company anticipates that its existing working capital, including cash on hand, and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the consolidated financial statements. The Company will be required to raise additional capital to service the two promissory notes, to repay the principal balance of each of the notes, and to fund ongoing operations.

The Company has incurred recurring net losses, and the Company’s operations have not provided net positive cash flows. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company plans on continuing to expand via acquisition, which will help achieve future profitability, and the Company has plans to raise capital from outside investors, as it has done in the past, to fund operating losses and to provide capital for further business acquisitions. There can be no assurance the Company can successfully raise the capital needed.

Basis of Presentation and Consolidation

The Company prepares the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to the Company’s going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company, and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. Business combinations consummated during a reporting period are reflected in the Company’s results effective from the date of acquisition through the end of the reporting period.

A noncontrolling interest in a consolidated subsidiary represents the portion of the equity in a subsidiary not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the consolidated balance sheets and the presentation of net income is modified to present earnings attributed to controlling and noncontrolling interests.

On March 21, 2022, the Company effected a 1-for-10 reverse stock split and on April 17, 2023, the Company effected a 2-for-1 forward stock split of the Company’s Common Stock issued and outstanding (including adjustments for fractional shares). As a result, all share information in the accompanying consolidated financial statements has been adjusted as if the reverse stock split and the forward stock split happened on the earliest date presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures in the accompanying notes. The Company’s significant estimates relate to revenue recognition, business combinations, asset impairments, the fair value of derivatives, stock-based compensation, and income taxes.

These estimates are based on management’s best estimates and judgment. Actual results may differ from these estimates. Estimates, judgments, and assumptions are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Uncertainty about these assumptions, judgments, and estimates could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods.

Cash and Restricted Cash

Cash includes cash in banks, cash on hand, and sweep deposits.

Restricted cash consists of cash held by the Company for certain security deposits and rent collected by the Company as part of its property management business, which will be due to owners or tenants in the future. The Company recognizes a corresponding deposit liability until the funds are released. The Company reduces a deposit liability when the associated restricted cash is transferred from escrow.

Accounts Receivable and Allowance for Credit Losses

The Company’s trade accounts receivable consist of balances due from agents, tenants, franchisees, and commissions for closings and are presented on the consolidated balance sheet net of the allowance for credit losses. The allowance is determined by a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment of the financial condition of the debtor. Receivables are written off once they are deemed uncollectible, which may arise when the debtor is deemed unable to pay the amounts owed to the Company. The allowance for credit losses was $83,456, including $35,360 from the six acquisitions acquired in the fourth quarter of 2023, and $29,039 as of December 31, 2023 and 2022, respectively. Estimates of uncollectible accounts receivable are recorded to general and administrative expense.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. The Company maintains certain bank accounts in excess of FDIC insured limits of $250,000.

Leases

Under Financial Accounting Standards Board (“FASB”) ASC Topic 842, Leases, (“ASC 842”), the Company determines whether an arrangement is or contains a lease at contract inception. Right-of-use assets and lease liabilities, which are disclosed on the consolidated balance sheets, are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term using the Company’s incremental borrowing rate on the lease commencement date. Lease expense is recognized on a straight-line basis over the term of the lease. Short-term leases, defined as leases with an initial term of twelve months or less, are not recorded on the consolidated balance sheets.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation and accumulated impairment, if any. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, as follows:

Computer Equipment	3 years
Furniture and fixtures	7 years

Long-lived Assets Including Acquired Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value. There have not been any impairments of long-lived assets for the years ended December 31, 2023 and 2022.

Intangible assets are stated at cost less accumulated amortization and accumulated impairment, if any. Amortization is calculated on a straight-line basis over the estimated useful lives of the definite-lived intangible assets, as follows:

Useful Life
Franchise agreement	10 to 11 years
Agent relationships	8 to 11 years
Real estate listings	1 year
Non-compete agreements	4 years

Business Combinations

The Company has completed a number of acquisitions in 2023 and will acquire additional businesses in the future. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided and may consist of cash, equity, or a combination of the two, in a business combination to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies.

To date, the assets acquired and liabilities assumed in the Company’s business combinations have primarily consisted of goodwill and finite-lived intangible assets, consisting primarily of franchise agreements, agent relationships, real estate listings, non-compete agreements, and right-of-use assets. The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, and the specific characteristics of the identified intangible assets. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions and competition. In connection with the determination of fair values, the Company engages independent appraisal firms to assist with the valuation of intangible assets acquired and certain assumed obligations.

Transaction costs associated with business combinations are expensed as incurred.

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Goodwill is not amortized but tested for impairment annually or more frequently if certain circumstances indicate a possible impairment may exist. The Company recognized goodwill for the first time in the fourth quarter of 2023. The Company will perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel, and the Company’s share price. The result of this assessment determines whether it is necessary to perform a quantitative goodwill impairment test. The Company determined that there was no impairment in goodwill as of December 31, 2023.

Revenue Recognition

The Company applies the provision of FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company measures revenue within the scope of ASC 606 by applying the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of ASC 606, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied. The application of these five steps necessitates the development of assumptions that require judgment.

The Company records revenue based upon the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a contractual promise to transfer a distinct good or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Real Estate Brokerage Services (Residential and Commercial)

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing residential real estate transactions. Revenue from real estate brokerage services (residential) mainly consists of commissions generated from real estate brokerage services. The Company is contractually obligated to provide for the fulfillment of transfers of real estate between buyers and sellers. The Company provides these services itself and controls the services of its agents necessary to legally transfer the real estate. Consequently, the Company is defined as the principal in the transaction. The Company, as principal, satisfies its obligation upon the closing of a real estate transaction. The Company has concluded that agents are not employees of the Company, rather deemed to be independent contractors. Upon satisfaction of its obligation, the Company recognizes revenue in the gross amount of consideration it is entitled to receive. The transaction price is calculated by applying the Company’s portion of the agreed-upon commission rate to the property’s selling price. The Company may provide services to the buyer, seller, or both parties to a transaction. In instances in which the Company represents both the buyer and the seller in a transaction, it recognizes the full commission on the transaction. Commissions revenue contains a single performance obligation that is satisfied upon the closing of a real estate transaction, at which point the entire transaction price is earned. The Company’s customers remit payment for the Company’s services to the title company or attorney closing the sale of property at the time of closing. The Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided. In addition to commission, revenue from real estate brokerage services (residential) consists of annual and monthly dues charged to the agents for providing systems, accounting, marketing tools and compliance services. The annual and monthly dues are recognized each month as services are provided.

Franchising Services

The Company’s franchise agreements offer the following benefits to the franchisee: common use and promotion of La Rosa Realty trademark; distinctive sales and promotional materials; access to technology and training; and recommended procedures for operation of La Rosa Realty franchises. The Company concluded that these benefits are highly related and part of one performance obligation for each franchise agreement, a license of symbolic intellectual property that is billed through a variety of fees including (i) initial franchise fees, (ii) annual dues and (iii) royalty fees. Initial franchise fees consist of a fixed fee payable upon signing the franchise agreement. Annual dues are calculated at a fixed fee per agent (prorated for any partial year) payable annually before the 10th day of January or within 10 days after each agent commences their association with the franchise. Royalty fees are calculated as the greater of a (a) fixed percentage of gross commission income for the period which is made up of all commissions, transaction fees, property management fees, and monthly fees earned by the Franchisee and the Franchisee’s independent sales associates, agents, representatives, contractors, employees, partners, directors, officers, owners, or affiliates, regardless of whether or not such individuals or affiliates are entitled to retain all or part of such gross commission income, or (b) a fixed monthly fee.

Coaching Services

The Company provides mandatory training and guidance to newly licensed agents for their first four sales transactions. For each of the four transactions the newly licensed agents completes, La Rosa Coaching earns 13% of the commission and the brokerage who sponsors the agent, which may be La Rosa Realty, earns 10% of the commission. Coaches also provide optional special education services throughout the year to agents.

Property Management

The Company provides property management services on a contractual basis for owners who lease their residential properties. These services include managing daily operations of the property, tenant background screening, overseeing the tenant application process, and accounting services. The Company is compensated for its services through a flat monthly management fee. At the option of the owner, the Company can also facilitate and account for repair and remodeling costs for properties under management. These costs are not included in the transaction price as the customer is the party paying and receiving these services. Property management services represent a series of distinct daily services rendered over time. Consistent with the transfer of control for distinct, daily services to the customer, revenue is recognized at the end of each period for the fees associated with the services performed.

The amount of revenue recognized is presented gross for any services provided by the Company, as it is under the Company’s control. This is evidenced by the Company’s obligations for its performance and its ability to direct and redirect the work, as well as negotiate the value of such services.

See Note 12 — Segments for additional information on revenue from contracts with customers.

Cost of Revenue

Cost of revenue consists primarily of agent commissions less fees paid by the agents owed to the Company, disbursements to property owners under property management, and the cost of interchange and other fees for credit card processing services.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2023 and 2022 was $89,501 and $89,565, respectively, and included in sales and marketing expenses in the consolidated statements of operations.

Debt Discounts and Debt Issuance Costs

Debt discounts and costs incurred in connection with obtaining new debt financing are deferred and amortized over the life of the related financing. Debt discounts and deferred costs are recognized as a direct reduction in the carrying amount of the debt instrument on the consolidated balance sheets and are recognized on the consolidated statements of operations to amortization of financing fees over the term of the related debt using the effective interest method. For the years ended December 31, 2023 and 2022, the Company recorded amortization of debt discounts and debt issuance costs of $1,016,644 and $349,913, respectively. Upon abandonment of a pending financing transaction, the related deferred financing costs are charged to expense.

Deferred Offering Costs

The Company capitalized certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital. Should the planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. Deferred offering costs were $1,760,447 as of December 31, 2022. On October 12, 2023 the Company completed its IPO and incurred offering expenses of $2,544,459, which were recorded against the proceeds received from the IPO.

Income Taxes

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of the income tax provision.

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The United States is the Company’s only tax jurisdiction.

Stock Based Compensation

The Company issues stock-based awards to employees, directors, and non-employees that are generally in the form of stock options, restricted shares, or restricted stock units (“RSUs”). Compensation cost for equity awards is measured at their grant-date fair value, and in the case of restricted shares and RSUs, fair value is determined based on the price of the Company’s underlying Common Stock. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the stock options.

The expense for awards is recognized over the requisite service period (generally the vesting period of the award). The Company has elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any date at least equals the portion of the grant date fair value of the award that is vested at that date. The Company recognizes forfeitures as they occur.

See Note 9 — Equity Incentive Plan for additional information.

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard was effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted the standard beginning in fiscal year 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 that, among other updates, simplifies the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted the standard beginning in fiscal year 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, addressing areas identified by the FASB as part of its post-implementation review of its previously issued credit losses standard (ASU 2016-13) that introduced the current expected credit losses (CECL) model. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances disclosure requirements for certain loan refinancings and restructurings made with borrowers experiencing financial difficulty. This update requires an entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has already adopted ASU 2016-13, the new guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This update also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for the Company in the fiscal year beginning after December 15, 2023, and interim periods within the fiscal year. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this new accounting standard will have on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on the Company’s income tax disclosures.

Note 2 — Fair Value Measurements

Fair value is the price that would be received for an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company follows ASC 820, Fair Value Measurement, for financial assets and liabilities measured at fair value on a recurring basis. The Company uses the fair value hierarchy to categorize the financial instruments measured at fair value based on the available inputs to the valuation and the degree to which they are observable or not observable in the market.

The three levels of the fair value hierarchy are as follows:

●	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

●	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company has evaluated the estimated fair value of financial instruments using available market information and valuations as provided by third-party sources. The use of different market assumptions or estimation methodologies could have a significant effect on the estimated fair value amounts.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses reflected in the consolidated financial statements approximate fair value due to their short-term maturities.

The Company determined that during the years ended December 31, 2023 and 2022 certain instruments qualified as derivative liabilities and are recorded at fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings. The fair value of these instruments was computed using the Black Scholes model, incorporating transaction details such as the assumed price of the Company’s Common Stock at an initial public offering, contractual terms, maturity and risk-free rates, as well as assumptions about future financings, volatility, and holder behavior.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows:

	As of December 31, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$—	$—	$—	$—	$1,022,879	$1,022,879

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2023 and 2022:

	2023	2022
Beginning Balance	$1,022,879	$141,672
Issuance of derivative liability	7,500	760,608
Cash paid to settle derivative liability	(7,500)	—
Issuance of common stock related to the derivative liability	(450,000)	—
Extinguishment of derivative liability	(433,894)	—
Change in fair market value	(138,985)	120,599
Balance – December 31,	$—	$1,022,879

Note 3 — Business Combinations

On October 12, 2023, the Company completed its IPO. Following the IPO, the Company acquired majority ownership of the following franchisees of the Company: Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.) (“Lake Nona”), Horeb Kissimmee Realty, LLC (“Kissimmee”), La Rosa Realty Premier, LLC (“Premier”), and La Rosa Realty Orlando, LLC (“Orlando”), and 100% ownership of the following franchisees of the Company: La Rosa CW Properties, LLC (“CW Properties”) and La Rosa Realty North Florida LLC (“North Florida”). All six franchises engage mostly in the residential real estate brokerage services to the public primarily through sales agents and also provide coaching and support services to agents on a fee basis.

The acquisitions were accounted for using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date.

The following table summarizes the purchase consideration and the purchase price allocation to the estimated fair values of the identifiable assets acquired and liabilities assumed for the six acquisitions:

	Lake Nona	Kissimmee	CW Properties	Premier	Orlando	North Florida	Total
Acquired ownership	51%	51%	100%	51%	51%	100%
Acquisition date	10/13/2023	10/16/2023	12/12/2023	12/13/2023	12/20/2023	12/28/2023
Common stock issued	324,998	513,626	714,286	259,023	415,506	522,675	2,750,114
Cash consideration	$50,000	$500,000	$—	$15,000	$—	$300,000	$865,000
Equity consideration	974,994	1,438,153	1,200,000	393,715	648,190	831,053	5,486,105
Total purchase price	1,024,994	1,938,153	1,200,000	408,715	648,190	1,131,053	6,351,105
Noncontrolling interest	984,798	1,862,147	—	392,687	622,770	—	3,862,402
Acquisition date fair value	$2,009,792	$3,800,300	$1,200,000	$801,402	$1,270,960	$1,131,053	$10,213,507

Purchase price allocation	$2,009,792	$3,800,300	$1,200,000	$801,402	$1,270,960	$1,131,053	$10,213,507
Less fair value of net assets acquired:
Cash	104,929	163,924	71,589	23,023	15,952	43,839	423,256
Working capital (less cash)	(177,064)	(270,028)	(94,755)	58	(33,369)	(58,206)	(633,364)
Intangible assets	1,172,141	1,700,161	438,760	263,260	517,797	613,464	4,705,583
Long-term assets	371,132	184,440	64,282	7,406	—	32,132	659,392
Long-term liabilities	(396,936)	(195,368)	(34,756)	(450)	—	(16,462)	(643,972)
Net assets acquired	1,074,202	1,583,129	445,120	293,297	500,380	614,767	4,510,895
Goodwill	$935,590	$2,217,171	$754,880	$508,105	$770,580	$516,286	$5,702,612

The purchase consideration of North Florida was comprised of both equity and cash. In accordance with the terms of the purchase agreement, the cash consideration of $300,000 is to be paid over an eight-month period beginning January 2024, with two thirds of the balance to be paid in August 2024. The full cash consideration has been accrued as of December 31, 2023. The cash commitment does not include any contingencies.

Goodwill generated from the acquisition is primarily attributable to expected synergies from future growth and strategic advantages provided through expansion and is not expected to be deductible for income tax purposes.

The classes of intangible assets acquired and the estimated useful life of each class is presented in the table below for the six acquisitions:

	Lake Nona	Kissimmee	CW Properties	Premier	Orlando	North Florida	Total
Franchise agreement (10 to 11 years)	$967,107	$1,199,274	$359,201	$234,485	$402,351	$580,663	$3,743,081
Agent relationships (8 to 11 years)	$86,688	$327,123	$37,068	$—	$71,901	$—	$522,780
Real estate listings (1 year)	$82,016	$116,550	$31,277	$23,456	$25,128	$20,371	$298,798
Non-compete agreements (4 years)	$36,330	$57,214	$11,214	$5,319	$18,417	$12,430	$140,924
Total identifiable intangible assets acquired	$1,172,141	$1,700,161	$438,760	$263,260	$517,797	$613,464	$4,705,583

The amounts of revenue, cost of revenue, gross profit, and loss from operations before income taxes of the six acquisitions included in the Company’s Consolidated Statement of Operations from the date of the acquisition for the year ended December 31, 2023 is as follows:

Year ended
December 31, 2023
Revenue	$4,585,978
Cost of revenue	$4,232,694
Gross profit	$353,284
Loss before provision for income taxes	$(1,823)
Weighted average shares used in computing net loss per share of common stock	9,799,084

The following unaudited pro forma financial information presents the combined operating results of the Company, Lake Nona, Kissimmee, and the four acquisitions as if each acquisition had occurred as of January 1, 2023. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of the Company’s future consolidated results.

The unaudited pro forma financial information is presented in the table below for the year ended December 31, 2023:

	December 31,
	2023	2022
	(unaudited)	(unaudited)
Revenue	$61,432,298	$60,948,732
Cost of revenue	$56,440,603	$55,908,867
Gross profit	$4,991,695	$5,039,866
Loss before provision for income taxes	$(7,698,511)	$(2,570,641)
Loss per share of common stock attributable to common stockholders, basic and diluted	$(0.94)	$(0.29)
Weighted average shares used in computing net loss per share of common stock attributable to common stockholders	9,799,084	8,750,114

Note 4 — Goodwill and Intangible Assets

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company recognized goodwill for the first time in the fourth quarter of 2023; as such, the Company will begin goodwill testing in 2024. The gross carrying amount of goodwill as of December 31, 2023 was $5,702,612.

The components of purchased intangible assets were as follows:

	Weighted
	Average
	Remaining	December 31, 2023
	Amortization	Gross
	Period (in years)	Carrying Amount	Accumulated Amortization	Net Amount
Franchise agreement	11	$3,743,081	$32,334	$3,710,747
Agent relationships	8	522,780	8,692	514,088
Real estate listings	1	298,798	28,366	270,432
Non-compete agreements	4	140,924	3,742	137,182
Total	10	$4,705,583	$73,134	$4,632,449

The Company recorded $73,134 of amortization of the intangible assets during the year ended December 31, 2023. Based on the intangible assets recorded at December 31, 2023, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Amortization
2024	$720,661
2025	450,229
2026	450,229
2027	450,229
2028	415,934
Thereafter	2,145,167
Total	$4,632,449

Note 5 — Leases

The Company has operating leases for office space in several states. Lease terms are negotiated on an individual basis. Generally, the leases have initial terms ranging from one to five years. Renewal options are typically not recognized as part of the right of use assets and lease liabilities as it is not reasonably certain at the lease commencement date that the Company will exercise these options to extend the leases.

The Company elected certain practical expedients under ASC 842 which allows the Company to combine lease and non-lease components of lease payments in determining right-of-use assets and related lease liabilities. The Company also elected the short-term lease exception. Leases with an initial term of twelve-months or less that do not include an option to purchase the underlying asset are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term.

The Company leases its corporate office from an entity controlled by the Company’s CEO. The rent expense for the year ending December 31, 2023 was $134,505. During 2022, no rent expense was charged to the Company. There is no written agreement, and the rent is determined on a month-to-month basis. There are no future minimum rental payments, and the lease may be cancelled at any time by either party. On July 1, 2023, the Company began leasing office space for its subsidiary, La Rosa Realty, from an entity owned by Joseph La Rosa, the Company’s CEO, and Michael La Rosa, the Company’s member of the Board. There is a written lease, which includes minimum monthly rent of $4,593, with a term ending in June 2025.

Lease costs for the years ended December 31, 2023 and 2022 was $311,722 and $169,163, respectively, and included in general and administrative expenses in the consolidated statements of operations.

Supplemental cash flow information related to leases is as follows:

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$94,655	$—
Right-of-use assets obtained in exchange for lease liabilities	$267,914	$—

During the year ended December 31, 2023, the Company acquired six franchisees, of which four had remaining lease terms beyond twelve months, resulting in an increase of $644,498 in right-of-use assets and an increase in lease liabilities of $661,165.

Supplemental balance sheet information related to leases is as follows:

	December 31,	December 31,
	2023	2022
Assets:
Right-of-use assets	$687,570	$—
Liabilities:
Lease liability, current	340,566	—
Lease liability, noncurrent	363,029	—
	$703,595	$—

The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. The weighted average discount rate is 4.76%.

Future maturities on lease liabilities as of December 31, 2023, are as follows:

December 31,
2023
2024	$366,583
2025	191,386
2026	110,730
2027	78,342
2028	2,532
Total minimum lease payments	749,573
Less: imputed interest	(45,978)
Present value of lease obligations	703,595
Less: current portion	(340,566)
Long-term portion of lease obligations	$363,029

There were no leases with residual value guarantees.

Note 6 — Borrowings

Line of Credit

The Company has a line of credit with Regions Bank that allows for advances up to $150,000 with interest at the Prime Rate plus 4.75% with a floor of 4.75% and no maturity date. On December 31, 2023, the interest rate was 13.25% and no amount was drawn under the facility. On December 31, 2022, the outstanding balance on the line of credit was $86,163. The line of credit is collateralized by Company assets.

Term Debt

Total term debt is comprised of the following:

	December 31,	December 31,
	2023	2022
Note payable and OID Note	$—	$250,788
Economic Injury Disaster Loans	619,527	360,912
Total Notes Payable	619,527	611,700
Less: Current Portion	(4,400)	(250,788)
	$615,127	$360,912

Future maturities of term debt as of December 31, 2023, were as follows:

2024	$4,400
2025	4,400
2026	4,400
2027	4,400
2028	4,400
Thereafter	597,527
Total	$619,527

Note Payable

On August 22, 2022, the Company issued to an unaffiliated private investor an unsecured subordinated promissory note that was used for general corporate purposes in the principal amount of $250,000 with a coupon rate of 15% per annum. This note had an original maturity of the earlier of the consummation of the closing of an IPO by the Company or on November 23, 2022. After November 2022, the maturity was extended seven times, with all terms remained unchanged, except beginning January 1, 2023, the Company no longer made monthly interest payments and the principal balance along with all accrued but unpaid interest would be due on note maturity. The last amendment had a final maturity of the earlier of the consummation of the closing of an IPO by the Company or on October 31, 2023. The Company repaid the note principal and all unpaid accrued interest at the closing of the Company’s IPO on October 12, 2023. In addition, the Company issued 5,000 unregistered, restricted shares of Common Stock valued at $25,000 based on the per unit price of the Company’s IPO to the private investor.

OID Note

On November 14, 2022, the Company and Emmis Capital II, LLC, an affiliate of one of the Company’s consultants (“Emmis Capital”), entered into a securities purchase agreement and senior secured promissory note (“OID Note”) in the principal amount of $277,778 that was used for general corporate purposes. The OID Note had an original issue discount of 10%, a coupon rate of 10% per annum, a default interest rate of 24% per annum, and a $5,000 per month per occurrence delinquency penalty. The note holder had the right at any time, at the holder’s option, to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest into shares of the Company’s Common Stock at a price equal to the offering price of the IPO multiplied by 0.75, with certain provisions. The Company also issued warrants to the lenders that are exercisable for 50,000 shares of the Company’s Common Stock and (i) have a term of 60 months; (ii) have full ratchet anti-dilution protection provisions; (iii) are exercisable for a number of shares of the Company’s Common Stock equal to the number of shares that would be issued upon full conversion of this Note; and (iv) have an exercise price equal to the lower of: (A) $5.00 per share, or (B) the price per share of any subsequent offering undertaken by the Company. The Company also granted to the lenders: (i) upon the repayment of the loan, 30,000 shares of the Company’s Common Stock (based on an assumed offering price of $5.00 per share, (ii) the right to participate in any future financings, (iii) additional “piggy back” registration rights, (iv) the right to rollover the principal and interest due to acquire Company securities in any future public or private offering, (v) extensive and non-customary default provisions in the note, and (vi) certain other affirmative and negative covenants. The loan had a maturity of the earlier of (i) six months from the date of issue or (ii) upon the completion of the Company’s IPO. The Company and Emmis Capital agreed to extend the maturity date of the loan to the earlier of the date when the Common Stock is listed on Nasdaq, or July 31, 2023. The parties agreed that in the event of listing of the Common Stock on Nasdaq prior to July 31, 2023, on the effective date of the registration statement, the Company would issue to Emmis Capital shares of Common Stock valued at the IPO price, in lieu of a cash, of the $5,000 delinquency penalty payable from May 14, 2023 to July 31, 2023. In the event the listing was not completed by July 31, 2023, then the delinquency fee would be paid in cash. In addition, Emmis Capital agreed to waive any and all events of default existing under the securities purchase agreement and the OID Note as of June 21, 2023, including but not limited to its right to receive default interest and to receive any additional fees, penalties and charges. On August 28, 2023, the Company repaid the OID Note with a principal balance of $277,778, accrued interest of $21,842, and a delinquency penalty of $17,258. In addition, in accordance with the terms of the OID Note, the Company issued 30,000 shares of Common Stock to Emmis Capital.

Economic Injury Disaster Loans

On June 1, 2020, the Company received net proceeds from Economic Injury Disaster Loans (the “EIDL Loans”) from the Small Business Administration (“SBA”) in the aggregate amount of $365,300. After processing fees, the net proceeds were $365,100 under the terms. The EIDL Loans, which are in the form of promissory notes, mature in May 2050 and bear interest at a rate of 3.75% per annum. Payments are to be made monthly, and each payment is applied first to the interest accrued to the date of receipt of each payment and any remaining payment is applied to principal. The loan terms provide for a collateral interest for the SBA and limits the use of proceeds to working capital to alleviate the effects of COVID-19 on the Company’s economic condition.

During the fourth quarter of 2023, the Company acquired two franchisees that had outstanding EIDL Loans in the aggregate of $263,000. The Company acquired the EIDL Loans, and the EIDL loans have terms similar to the Company’s existing EIDL loans. The EIDL Loans mature in June 2050 and July 2050 and bear interest at a rate of 3.75% per annum.

Convertible Notes

Total convertible notes comprised of the following:

	December 31,	December 31,
	2023	2022
Principal amount	$—	$606,000
Unamortized debt discount	—	(18,486)
Unamortized debt issuance costs	—	(1,735)
Net carrying value	$—	$585,779

In two private placements conducted from July 2021 through October 2022, the Company entered into convertible note purchase agreements pursuant to which the Company issued unsecured convertible promissory notes (“Convertible Notes”). The Company issued convertible notes in the aggregate principal amount of $616,000 that was used for general corporate purposes. Interest accrued on the principal amount of 16 of the convertible notes at 2.5% per annum with a default rate of 3% per annum. Interest accrued on the principal amount of seven of the Convertible Notes at 18% per annum, with a default interest rate of 20% per annum. The convertible notes had a maturity date of the earlier of the date that the Company’s Common Stock became listed for trading on a national securities exchange or one year from the date of issue of each such note. Prior to the maturity date, the convertible notes would convert the outstanding principal and accrued interest automatically into shares of the Company’s Common Stock on the date of the closing of an IPO at a price per share equal to the IPO price multiplied by 0.80. The conversion feature was deemed to be a derivative liability; as such, the Company recorded a debt discount of $203,782, which represented the fair value of the derivative liabilities at the commitment dates. In addition, the Company incurred $25,000 of professional fees directly related to the issuances of the convertible notes which was recorded as debt issuance costs. The convertible notes had original maturities at various times during 2022 and 2023, which all were extended into 2023. In December 2022, the Company repaid one convertible note with a principal amount of $10,000 plus accrued interest.

During 2023, the Company exchanged, in a private placement under Sections 3(a)(9) and 4(a)(2) of the Securities Act, 18 of the above convertible promissory notes, representing an aggregate amount of principal and accrued interest of $598,836, for 591 shares of the Company’s series A preferred stock at an exchange rate of $1,000 per share.

On the closing of the Company’s IPO on October 12, 2023, the Company repaid the principal and accrued interest of three of the remaining convertible notes totaling $94,433, and the remaining convertible note with a principal balance plus accrued interest of $26,265 was converted into 6,566 shares of the Company’s unregistered, restricted Common Stock based on the IPO price of $5.00.

The Company accrued interest totaling $21,285 and $91,821 during the year ending December 31, 2023 and 2022, respectively.

Cash Advance Agreement

On July 3, 2023, the Company entered into a standard merchant cash advance agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $764,150 in future receipts of the Company for $500,650. Future receipts include cash, check, credit or debit card, electronic transfer, or other form of monetary payment. Until the purchase price has been repaid, the Company agreed to pay Cedar $27,188 per week. In addition, the Company granted Cedar a security interest in all of the Company’s accounts, including deposit accounts and accounts receivable and proceeds. The Company recorded a debt discount in the amount of $237,150 based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company and debt issuance costs of $26,350. The debt discount and debt issuance costs are reflected as a reduction on the outstanding liability and are being amortized as non-cash interest expense using the effective interest method over the term of the agreement. During the year ended December 31, 2023, non-cash interest expense of $256,080 was recorded from the amortization of the debt discount and the debt issuance costs. As of December 31, 2023, the remaining gross balance of the Cash Advance was $84,463 and a net carrying value of $77,042, which was fully repaid in January 2024.

Total cash advance agreement comprised of the following:

	December 31,	December 31,
	2023	2022
Principal amount	$84,463	$—
Unamortized debt discount	(4,597)	—
Unamortized debt issuance costs	(2,824)	—
Net carrying value	$77,042	$—

Note 7 — Warrants

Warrants are issued to consultants as compensation or as part of certain capital raises which entitle the holder to purchase shares of the Company’s Common Stock at a fixed price. The strike price of warrants granted in 2022 were set when the Company completed the IPO pricing agreement with the Company’s underwriters on October 9, 2023, which was $5.00.

At December 31, 2023, warrants outstanding that have vested and are expected to vest are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Vested	140,000	$9.29	3.46	—
Expected to vest	50,000	5.50	4.76	—
Total	190,000	$8.29	3.80	—

Additional information with respect to warrant activity:

	Number of Shares	Weighted Average Exercise Price
Balance – December 31, 2021	40,000	$20.00
Granted	100,000	$5.00
Exercised	—	—
Expired or forfeited	—	—
Balance – December 31, 2022	140,000	$9.29
Granted	50,000	5.50
Exercised	—	—
Expired or forfeited	—	—
Balance – December 31, 2023	190,000	$8.29

During 2022 the Company issued warrants to lenders of the Company, including the Company’s CEO, to purchase 100,000 shares of Common Stock. The warrants were immediately vested and have a term of five years from the grant date with an exercise price of $5.00. The warrants are freestanding instruments in a bundled transaction with debt offerings and are accounted for separately. The Company determined that the warrants are classified as equity, and the proceeds of the debt offerings were allocated based on the relative fair values of the debt instruments and the warrants.

During 2023 the Company issued warrants to purchase 50,000 shares of Common Stock to the Company’s underwriter as compensation for providing services to complete the Company’s IPO. The warrants vest on April 2, 2024 and have a term of five years from the grant date with an exercise price of $5.50. The warrants are freestanding instruments in a bundled transaction with the IPO and are accounted for separately. The Company determined that the warrants are classified as equity.

As of December 31, 2023, there was no unrecognized expense related to warrants. As of December 31, 2022, unrecognized amortization of financing fees related to warrants granted totaled $149,995, all of which was recognized in 2023.

The valuation methodology used to determine the fair value of the warrants was the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the warrant.

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility is an average of the historical volatility of peer entities over the shorter of i) the period equal to the expected life of the award or ii) the period over which the peer company was publicly traded. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the award at the grant date.

The weighted average fair value of warrants granted and the assumptions used in the Black-Scholes model are set forth in the table below.

	December 31,	December 31,
	2023	2022
Weighted average fair value	$2.96	$5.70
Dividend yield	0%	0%
Expected volatility factor	69.6%	63.8%
Risk-free interest rate	4.69%	3.84%
Expected life (in years)	5	5

Note 8 — Stockholders’ Equity

The Company is authorized to issue two classes of stock consisting of 250,000,000 shares of Common Stock, $0.0001 par value per share, and 50,000,000 shares of preferred stock, $0.0001 par value per share. On July 22, 2021, the Company issued 6,000,000 shares of Common Stock and 2,000 shares of Series X Super Voting Preferred Stock to Mr. La Rosa as compensation for services and the founding of the Company.

Common Stock

On March 18, 2022, the Company effected a 1-for-10 reverse stock split of its Common Stock issued and outstanding. On April 17, 2023, the Company effected a 2-for-1 forward stock split of its Common Stock issued and outstanding (including adjustments for fractional shares). As a result, all share information in the accompanying financial statements has been adjusted as if the reverse stock split and forward stock split happened on the earliest date presented. The par value of the Common Stock was not impacted by either of the splits.

At December 31, 2023 and 2022 there were 13,406,480 and 6,000,000 shares of Common Stock issued and outstanding, respectively. Holders of common stock are entitled to one vote per share. Holders of Common Stock are not entitled to receive dividends unless declared by the Board of Directors.

Initial Public Offering

On October 12, 2023 the Company completed its IPO and sold 1,000,000 shares of its Common Stock at a price to the public of $5.00 per share, resulting in gross proceeds of $5,000,000. The Company received net proceeds of $4,360,000 after underwriter discounts, commissions, and expenses. The Company also incurred other offering expenses of $2,544,459 and issued 1,393,618 common shares to service providers related to the IPO. These expenses were recorded against the proceeds received from the IPO.

The Company used the proceeds to repay existing debt and accrued interest of approximately $375,000, related party debt of approximately $150,000, existing accounts payable of $1,000,000, and $550,000 toward the purchase of two franchised La Rosa offices. See Note 3 — Business Combinations for additional information.

Common Stock Issuances for IPO Services

On May 12, 2021, the Company entered into a capital market advisory agreement with a consultant. During 2022, the parties amended the agreement, and in addition to other compensation, the amended agreement required the Company to issue 400,000 shares, as adjusted for the stock splits, when the Company’s Common Stock starts trading on a senior exchange. The Company issued the shares on October 9, 2023 valued at the IPO price of $5.00 a share.

On January 10, 2022, the Company entered into an investment banking agreement with a consultant. In addition to other compensation, the agreement required the issuance of Common Stock of the Company equal to 4.0% of the Company. Such shares were to be held in book entry at the transfer agent and were not eligible to be sold until the Company trades on a senior exchange. The consultant was granted anti-dilution protection such that they retained 4.0% of the Company’s fully diluted shares outstanding after the senior exchange listing. The Company evaluated the agreement and determined that the performance condition was satisfied on July 31, 2023. As such, the Company issued 250,168 shares of Common Stock on July 31, 2023, valued at the then expected IPO price of $5.00 a share. Upon the completion of the Company’s IPO on October 12, 2023, the Company issued 228,656 shares of Common Stock, valued at the IPO price of $5.00 a share, representing the remaining shares to be issued to the consultant.

Upon the closing of the Company’s IPO, the Company issued 514,794 shares of Common Stock valued at the IPO price of $5.00 a share to certain third-party service providers in accordance with the respective contractual agreements who directly worked on the IPO process. A portion of the value of the shares extinguished $157,856 of existing accounts payable.

Additional Common Stock Issuances

On August 28, 2023, the Company repaid an OID Note and, in accordance with the terms of the original note, the Company issued 30,000 shares of Common Stock to the lender, valued at the expected IPO price of $5.00 a share.

On October 12, 2023, the Company completed its IPO and, in accordance with the debt agreement the Company executed in December 2022 with the Company’s CEO, the Company issued 60,000 shares of unregistered, restricted Common Stock to the Company’s CEO with a value of $5.00 per share.

On October 12, 2023, upon the repayment of a note payable to one of the Company’s lenders, the Company issued 5,000 shares of unregistered, restricted Common Stock with a value of $5.00 per share in accordance with the debt agreement.

In September 2023, the Company executed a consulting agreement with a service provider to supply certain investor relations services post-IPO. As part of the agreement, the Company issued 125,000 shares of the Company’s unregistered, restricted Common Stock, which were issued on October 13, 2023 and valued at $3.00 per share.

In December 2023, the Company executed a consulting agreement with a service provider to supply certain investor relations services. As part of the agreement, the Company issued 100,000 shares of the Company’s unregistered, restricted Common Stock, which were issued on December 18, 2023 and valued at $1.98 per share.

In the fourth quarter of 2023, the Company acquired controlling interests in four of its franchisees and full control of two of its franchisees. As part of the purchase consideration of all six of the acquisitions, the Company issued 2,750,114 of the Company’s unregistered, restricted Common Stock. Each of the selling members entered into lock-up/leak out agreements with the Company. Pursuant to these agreements, the selling members are restricted from selling more than one-twelfth of the shares they received per calendar month during the one-year period commencing after the six-month holding period under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to applicable securities laws. See Note 3 — Business Combinations for additional information regarding the acquisitions.

Debt Conversion to Common Stock

Upon the first day of trading of the Company’s Common Stock on the Nasdaq stock exchange on October 10, 2023, one remaining convertible note with a principal balance plus accrued interest of $26,265 was converted into 6,566 shares of the Company’s unregistered, restricted Common Stock based on the IPO price of $5.00.

Series X Super Voting Preferred Stock

On July 29, 2021, the Company filed an Amended and Restated Articles of Incorporation with the Secretary of State of Nevada authorizing 50,000,000 shares of “blank check” preferred stock. The Company designated 2,000 shares of the authorized preferred stock as Series X Super Voting Preferred Stock and issued 100% of the Super X Super Voting Preferred Stock to the Company’s CEO. Each share of the Series X Super Voting Preferred Stock entitles its holder to 10,000 votes per share and votes with the Company’s Common Stock as a single class on all matters to be voted or consented upon by the stockholders. The Series X Super Voting Preferred Stock is not convertible into Common Stock or any other securities of the Company. The holders of the Series X Super Voting Preferred Stock are not entitled to any dividend rights or any liquidation preference and have no subscription, redemption or conversion privileges.

Series A Preferred Stock

On February 13, 2023, the Company designated 11,000 shares of the authorized preferred stock as series A preferred stock. The holders of the series A preferred stock do not have voting rights, redemption rights, dividend rights, anti-dilution rights, nor liquidation rights. Each share of the series A preferred stock will automatically convert into shares of the Company’s Common Stock upon the earlier of the closing date of the Company’s IPO or upon a change in control of the Company. Upon the Company’s IPO, the value of each share is converted to common stock at a 30% discount of the IPO price. The discount is accounted for as a deemed dividend that increases the basic net loss per share for common stockholders.

During 2023, the Company issued 1,523 shares of its series A preferred stock to 77 investors in a private placement pursuant to Regulation D under the Securities Act, raising $1,523,000. The Company also exchanged convertible debt with an outstanding balance of $598,836, including accrued interest of $87,836, for 591 shares of series A preferred stock. On March 27, 2023, the Company exchanged a portion of its related party debt with an outstanding gross balance of $1,324,631, excluding debt discount of $469,785, and including accrued interest of $28,101, for 1,321 shares of series A preferred stock. On December 31, 2022, a loan of $556,268 from Celebration Office Condos LLC, a company owned by the Company’s CEO, was forgiven for one share of series A preferred stock which was issued in March 2023.

Upon the first day of trading of the Company’s Common Stock on the Nasdaq stock exchange on October 10, 2023, the 3,436 shares of Series A Preferred Stock outstanding automatically converted into 981,676 shares of the Company’s Common Stock based on the IPO price of $5.00. The 30% discount from the IPO price resulted in an aggregate discount of $1,472,514, which was accounted for as a deemed dividend that increased the basic net loss per share for common stockholders.

Note 9 — Equity Incentive Plan

On January 10, 2022, the Company adopted the La Rosa Holdings Corp. 2022 Equity Incentive Plan (the “2022 Plan”) pursuant to which a maximum of 5,000,000 shares of Common Stock of the Company were authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units and performance shares. Persons eligible to receive awards under the 2022 Plan include employees, consultants, and directors of the Company. The plan is administered by the Compensation Committee of the Board of Directors. On October 20, 2023, the Company filed a Form S-8 to register the securities in the 2022 Plan. As of December 31, 2023, there are 2,653,369 shares available for issuance.

Stock Option Awards

Stock options are awards issued to employees and directors that entitle the holder to purchase Common Stock of the Company at a fixed price. Options issued prior to the Company’s IPO on October 12, 2023 have a strike price equal to the IPO price of $5.00 per share.

On November 1, 2023, the Company issued stock options to its non-management Board of Directors in lieu of paying the directors their cash board fees they had accrued since the initiation of their term through September 30, 2023, which totaled $375,052. The options cover 412,125 shares of the Company’s Common Stock at a strike price of $1.28, the closing price of the Company’s Common Stock on the previous business day from the grant date. The options immediately vested upon grant and have a ten-year term. The Company extinguished the accrued liability recorded at September 30, 2023.

On December 7, 2023, the Company issued a non-qualified stock option to the Company’s CEO in accordance with the CEO’s employment agreement. The option covers 900,000 shares of the Company’s Common Stock at a strike price of $2.09, the closing price of the Company’s Common Stock on the previous business day from the grant date. The option immediately vested upon grant and has a ten-year term.

The Company recorded share-based compensation related to options of $1,816,188 and $230,644 for the year ended December 31, 2023 and 2022, respectively. The Company did not realize any tax benefits associated with share-based compensation for the years ended December 31, 2023 and 2022, as the Company recorded a valuation allowance on all deferred tax assets.

At December 31, 2023, options outstanding that have vested and are expected to vest are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Vested	1,392,125	$2.02	9.81	$90,709
Expected to vest	—	—	—	—
Total	1,392,125	$2.02	9.81	$90,709

Additional information with respect to stock option activity:

	Number of Shares	Weighted Average Exercise Price
Balance – December 31, 2021	—	$—
Granted	80,000	5.00
Exercised	—	—
Expired or forfeited	—	—
Balance – December 31, 2022	80,000	$5.00
Granted	1,312,125	1.84
Exercised	—	—
Expired or forfeited	—	—
Balance – December 31, 2023	1,392,125	$2.02

The weighted average fair value and the assumptions used in calculating the stock options granted during fiscal year 2023 and 2022 were based on estimates at the date of grant as follows:

	December 31,	December 31,
	2023	2022
Weighted average fair value	$1.36	$3.46
Dividend yield	0%	0%
Expected volatility factor	67.2%	60.7%
Risk-free interest rate	4.34%	3.48%
Expected life (in years)	9	9

As of December 31, 2023, there was no unrecognized compensation expense related to stock option awards. As of December 31, 2022, unrecognized compensation expense related to stock option awards totaled $46,136, all of which was recognized in 2023.

Restricted Stock Units (RSUs)

During July 2022, the Company made agreements with 89 real estate agents and employees, who provide services to the Company, that they would be issued RSUs under the 2022 Plan covering $1,959,860 of value, when the Company’s Common Stock began trading on the Nasdaq stock exchange. The Company’s stock started trading on October 10, 2023, and the RSUs vested immediately upon issuance, which covered 391,972 common shares. To cover employees’ payroll withholding tax liability, the Company netted 35,466 shares of Common Stock from the employee awards for a total issuance of 356,506 shares.

A restricted stock unit covering 4,000 shares of Common Stock issued to the Company’s Chief Technology Officer (CTO) vested on February 1, 2023. In addition, the CTO will receive a future grant of 4,000 restricted stock units on February 1, 2024, which will be issued under the 2022 Plan. The Company records stock-based compensation expense for the new grant ratably over the one-year vesting period. The Company also valued the new award using the assumed IPO price of $5.00 a share. For the year ended December 31, 2023, the Company recorded $38,247 of share-based compensation expense for the CTO’s RSUs, and as of December 31, 2023, unrecognized compensation expense related to the award was $1,753, which will be recognized in 2024. The Company did not realize any tax benefits associated with share-based compensation for the year ended December 31, 2023, as the Company recorded a valuation allowance on all deferred tax assets.

Issuance of Common Shares to Consultants

In the fourth quarter of 2023, the Company executed six consulting agreements with third-party service providers to supply certain services to the Company. The Company issued 594,000 shares of the Company’s Common Stock under the Company’s 2022 Equity Incentive Plan between October 26, 2023 and November 2, 2023, with a weighted-average value of $1.20 per share.

Note 10 — Earnings Per Share

Basic loss per share of common stock attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock attributable to common stockholders is computed by giving effect to all potential shares of common stock, including those related to the Company’s outstanding warrants and the 2022 Plan, to the extent dilutive. For all periods presented, these potential shares were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. The Company’s mandatory convertible Series A Preferred Stock included a 30% discount from the IPO price. As a result, the aggregate discount of $1,472,514 was accounted for as a deemed dividend that increased the basic net loss per share for common stockholders.

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been antidilutive:

	December 31,	December 31,
	2023	2022
Warrants	190,000	140,000
Options	1,392,125	80,000
Restricted stock unit	4,000	—
Future equity shares	—	90,000
Total	1,586,125	310,000

Note 11 — Income Taxes

The benefit from income taxes was as follows:

	December 31,
	2023	2022
Current
U.S. Federal	$—	$(128,000)
State and local	—	(22,000)

	$—	$(150,000)
Deferred
U.S. Federal	$(1,496,475)	$(535,125)
State and local	(435,450)	(153,317)

Valuation Allowance	1,931,925	688,442

	$—	$—
Total
U.S. Federal	$—	$(128,000)
State and local	—	(22,000)

	$—	$(150,000)

A reconciliation of the provision for income taxes with the amounts computed by applying the Federal income tax rate to income from operations before the provision for income taxes is as follows for the years ended December 31, 2023 and 2022:

	2023	2022
U.S. federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	4.49	3.22
Permanent items	(0.05)	(3.46)
Prior year true-up	—	13.6
Valuation allowance	(24.50)	(27.87)
Other	(0.94)	(0.42)
Effective income tax rate	—%	6.07%

The components of deferred tax assets (liabilities) were as follows:

	December 31,
	2023	2022
Net operating loss carryforwards	$1,251,958	$629,968
Stock compensation	1,351,444	58,474
Basis adjustment on acquired assets	(1,043,064)	—
Right of use assets	(174,299)	—
Lease liability	178,362	—
Allowance for bad debt	5,374	—
Charitable contributions	7,528	—
Deferred tax assets, before valuation allowance	1,577,303	688,442
Valuation allowances	(1,577,303)	(688,442)
Deferred tax assets, net of valuation allowance	$—	$—

A reconciliation of the beginning and ending amount of deferred income tax valuation allowance were as follows:

	December 31,
	2023	2022
Beginning balance of deferred income tax valuation allowance	$(688,442)	$—
Increase in valuation allowance	(1,931,925)	(688,442)
Decrease in valuation allowance – purchase accounting	1,043,064	—
Ending balance of deferred income tax valuation allowance	$(1,577,303)	(688,442)

As of December 31, 2023, the Company has federal net operating loss carryforwards of approximately $5.1 million and state net operating loss carryforwards of approximately $5.3 million which can be carried forward indefinitely. Deferred tax assets for net operating loss carryforwards are fully offset by a valuation allowance.

We have taken current and potential future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of federal tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which our deferred tax assets are deductible, we believe it is more likely than not that we will not realize the benefits of these deductible differences. We have recorded a valuation allowance for deferred tax assets of $1,577,303 and $688,442 as of December 31, 2023 and 2022, respectively.

The Company applies the FASB’s provisions for uncertain tax positions. The Company utilizes the two-step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense.

As of December 31, 2023, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

Note 12 — Segments

The Company’s business is organized into five material reportable segments which aggregate 100% of revenue:

1)	Real Estate Brokerage Services (Residential)

2)	Franchising Services

3)	Coaching Services

4)	Property Management

5)	Real Estate Brokerage Services (Commercial)

The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. The following represents the information for the Company’s reportable segments for the years ended December 31, 2023 and 2022, respectively.

	2023	2022
Revenue by segment
Real Estate Brokerage Services (Residential)	$20,450,348	$16,413,289
Franchising Services	883,606	1,034,108
Coaching Services	628,846	623,934
Property Management	9,680,688	8,030,299
Real Estate Brokerage Services (Commercial)	115,916	102,291
	$31,759,404	$26,203,921
Cost of goods sold by segment
Real Estate Brokerage Services (Residential)	$18,764,157	$14,941,219
Franchising Services	472,309	679,586
Coaching Services	330,365	303,438
Property Management	9,350,248	7,754,576
Real Estate Brokerage Services (Commercial)	1,157	—
	$28,918,236	$23,678,819
Gross profit (loss) by segment
Real Estate Brokerage Services (Residential)	$1,686,191	$1,472,070
Franchising Services	411,297	354,522
Coaching Services	298,481	320,496
Property Management	330,440	275,723
Real Estate Brokerage Services (Commercial)	114,759	102,291
	$2,841,168	$2,525,102

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the years ended December 31:

	2023	2022
Performance obligations satisfied at a point in time	$20,448,767	$15,936,056
Performance obligations satisfied over time	11,310,637	10,267,865
Revenue	$31,759,404	$26,203,921

Note 13 — Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director.

Nasdaq Listing Rule

On November 24, 2023, the Company received written notification from the staff (the “Staff”) of Nasdaq indicating that, the Company no longer meets Nasdaq Listing Rule 5550(b)(2) (the “Rule”) requiring the Company to maintain a minimum market value of listed securities (“MVLS”) of $35 million. The notice was based on a review of the Company’s MVLS for the past 30 consecutive business days. Nasdaq’s listing rules provide the Company with a compliance period of 180 calendar days, or until May 22, 2024, in which to regain compliance. If at any time during this compliance period the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary-course brokerage disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of the Company’s control, including agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur.

On February 13, 2023, Mr. Mark Gracy, who served as the Company’s Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000. On April 11, 2023, the Company filed a motion to dismiss Mr. Gracy’s complaint, which is still pending.

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

On January 3, 2024, Ms. Sarah Palmer filed a putative national class action complaint against La Rosa Realty, LLC in the United States District Court, Middle District of Florida, Orlando Division. Ms. Palmer alleges that she received two (2) brief pre-recorded calls one week apart to her cell phone from La Rosa Realty, LLC presenting her an employment opportunity as a real estate agent. Ms. Palmer seeks an undisclosed amount of monetary damages from La Rosa Realty, LLC for the alleged would-be injurious, isolated and opportunistic employment gestures to her through a purported nationwide class action. Ms. Palmer claims that the defendant violated her privacy, annoyed and harassed her, constituted a nuisance, and occupied her telephone line. On March 12, 2024 La Rosa Realty, LLC filed a motion to dismiss the case with prejudice, which is still pending.

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

Note 14 — Related Party Transactions

The Company leases its corporate office from an entity controlled by the Company’s CEO. The rent expense for the year ending December 31, 2023 was $134,505. During 2022, no rent expense was charged to the Company. There is no written agreement, and the rent is determined on a month-to-month basis. There are no future minimum rental payments, and the lease may be cancelled at any time by either party.

On July 1, 2023, the Company began leasing office space for its subsidiary, La Rosa Realty, from an entity owned by Joseph La Rosa, the Company’s CEO, and Michael La Rosa, the Company’s member of the Board. There is a written lease, which includes minimum monthly rent of $4,593, with a term ending in June 2025.

On May 4, 2023, the mother of the Company’s CEO purchased 200 shares of the Company’s series A preferred stock for $200,000. Upon the Company’s IPO, the shares were converted into 57,142 shares of the Company’s Common Stock.

Due from related party

La Rosa Realty, LLC has provided interest-free, due on demand advances to La Rosa Insurance LLC, a company controlled by the Company’s CEO. The outstanding balance was $41,558 as of December 31, 2022. As a newly publicly traded company, the Company must comply with the Sarbanes-Oxley Act of 2002 and specifically Section 402, which amended the Securities Exchange Act of 1934 to prohibit companies from making most personal loans to their directors and executive officers. During the fourth quarter of 2023, upon the Company completing its IPO, the Compensation Committee reviewed the advance, which had a balance of $45,413, and determined that the existing related party receivable would be charged as part of the Company’s CEO’s annual bonus as specified in his employment agreement.

Due to related party (due on demand advances)

Prior to 2023, the Company’s CEO provided interest free, due on demand, advances to the Company for general operations. The outstanding balance of these obligations was $75,591 as of December 31, 2022.

Prior to 2023, a relative of the Company’s CEO provided an interest free, due on demand, advance to the Company. The outstanding balance was $48,000 as of December 31, 2022.

Prior to 2023, an entity owned by the Company’s CEO provided an interest free, due on demand, advance to the Company. The outstanding balance was $40,654 as of December 31, 2022.

The Company repaid all of the advances totaling $149,245 at the closing of the Company’s IPO on October 12, 2023.

Due to related party (term loans)

From February 2022 through October 3, 2022, the Company issued to the Company’s CEO six unsecured subordinated promissory notes in the aggregate principal amount of $765,000. The notes accrued interest at rates ranging from 1.4% per annum to 3.43% per annum, each with a three year term with monthly payments toward principal and interest beginning after the Company’s IPO.

On July 15, 2021, the Company issued to a private investor, Mr. Carlos J. Bonilla, an attorney with the law firm of ELP Global PLLC that represents the Company, an unsecured subordinated promissory note (the “ELP Note”) in the principal amount of $40,000 that was used for general corporate purposes. Interest accrued on the principal amount at 18% per annum. On December 1, 2022, the Company’s CEO, Joseph La Rosa, entered into an agreement with Mr. Bonilla pursuant to which Mr. La Rosa sold to Mr. Bonilla 600,000 shares of his common stock in exchange for the assignment by Mr. Bonilla of the ELP Note plus accrued interest and the payment by Mr. Bonilla to Mr. La Rosa of cash in the amount of $449,500. As a result of the assignment of the ELP Note to Mr. La Rosa, the principal balance of $40,000 was reclassified to “Due to related party” on the consolidated balance sheets.

On December 2, 2022, the Company issued to the Company’s CEO a Convertible OID Promissory Note in the original principal amount of $491,530 for which he paid $449,500. The note had an annual original issue discount of 8.55% with a default interest rate of 24.0% and a $5,000 per month per occurrence delinquency penalty. The holder had the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into shares of the Company’s Common Stock at a price equal to the offering price of the initial public offering multiplied by 0.75 with certain distribution, fundamental transaction and anti-dilution protections and cash penalties for failure to deliver the shares in a timely manner. The Company also issued to the Company’s CEO warrants exercisable for 50,000 shares of the Company’s Common Stock that: (i) have a term of 60 months; (ii) have full ratchet anti-dilution protection provisions; (iii) are exercisable for a number of shares of our Common Stock equal to the number of shares that would be issued upon full conversion of this note; and (iv) have an exercise price equal to the lower of: (A) $5.00 per share, or (B) the price per share of any subsequent offering undertaken by the Company. The Company also granted to the Company’s CEO (i) upon repayment of the loan, 60,000 shares of the Company’s Common Stock, (ii) the right to participate in any future financings, (iii) the right to rollover the principal and interest due to acquire Company securities in any future public or private offering, (iv) extensive and non-customary default provisions in the note, and (v) certain other affirmative and negative covenants.

In March 2023, the Company exchanged, in a private placement under Sections 3(a)(9) and 4(a)(2) of the Securities Act, the six unsecured subordinated promissory notes, the ELP Note, and the Convertible OID Promissory Note representing an aggregate amount of principal and accrued interest of $1,324,631, for 1,321 shares of the Company’s series A preferred stock. Upon the Company’s IPO, the shares were converted into 377,428 shares of the Company’s Common Stock. See Note 8 – Stockholders’ Equity for additional information.

Note 15 — Subsequent Events

Franchise Acquisitions

On February 21, 2024, the Company completed an acquisition of 100% of the membership interests of La Rosa Realty Winter Garden LLC, a Florida limited liability company and a franchisee of the Company. The purchase price was $352,204, which was settled by the issuance of an aggregate of 268,858 unregistered shares of the Company’s Common Stock based on $1.31 per share, the closing price of the Company’s Common Stock for the previous trading day. Concurrently the selling members entered into lock-up/leak out agreements with the Company pursuant to which the selling members may not sell more than one-twelfth of their common shares per calendar month during the one year period commencing after the six-month holding period under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to applicable securities laws.

On March 7, 2024, the Company completed an acquisition of 51% of the membership interests of La Rosa Realty Georgia LLC, a Georgia limited liability company and a franchisee of the Company. The purchase price was $516,450, which was settled by the issuance of an aggregate of 276,178 unregistered shares of the Company’s Common Stock based on $1.87 per share, the closing price of the Company’s Common Stock for the previous trading day. Concurrently the selling members entered into lock-up/leak out agreements with the Company pursuant to which the selling members may not sell more than one-twelfth of their common shares per calendar month during the one year period commencing after the six-month holding period under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to applicable securities laws.

On March 15, 2024, the Company completed an acquisition of La Rosa Realty California and now holds a 51% stake in the entity. Previously, La Rosa Franchising held a 50% stake in the entity. The purchase price for the one additional percentage ownership was $2,414, which was settled by the issuance of an aggregate of 1,387 unregistered shares of the Company’s Common Stock based on $1.74 per share, the closing price of the Company’s Common Stock for the previous trading day. Concurrently the selling members entered into lock-up/leak out agreements with the Company pursuant to which the selling members may not sell more than one-twelfth of their common shares per calendar month during the one year period commencing after the six-month holding period under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to applicable securities laws.

Debt Issuances

On February 20, 2024, the Company entered into securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $1,052,632. The note has an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 67,000 shares of the Company’s Common Stock as a commitment fee, a warrant to purchase 120,000 shares of the Company’s Common Stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a warrant to purchase 95,000 shares of the Company’s Common Stock with an exercise price of $2.25, exercisable until the five-year anniversary of the closing date, which warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date. The Company also agreed to register the securities issued to the investor by filing a registration statement with the U.S. Securities and Exchange Commission within ninety (90) calendar days from the date of the agreement. The investor also has a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note are convertible into shares of the Company’s Common Stock at a conversion price of $2.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $2.50 or the trading price of the shares. The securities purchase agreements contain customary representations and warranties and agreements and obligations of the parties. The proceeds of the note will be used for business development and general working capital purposes. In connection with this financing, the Company also issued to its placement agent, Alexander Capital L.P., a 5-year common stock purchase warrant to purchase 21,053 shares of Common Stock at the exercise price of $1.50 per share. The terms of this warrant are substantially similar to the terms of the warrants issued to the investors.

On April 1, 2024, the Company entered into securities purchase agreement with the same accredited investor for the capital raise on February 20, 2024 for the issuance of a senior secured promissory note with an aggregate principal amount of $1,316,000. The note has an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 50,000 shares of the Company’s Common Stock as a commitment fee, a warrant to purchase 150,000 shares of the Company’s Common Stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a warrant to purchase 152,300 shares of the Company’s Common Stock with an exercise price of $2.25, exercisable until the five-year anniversary of the closing date, which warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date. The Company also agreed to register the securities issued to the investor by filing a registration statement with the U.S. Securities and Exchange Commission within ninety (90) calendar days from the date of the agreement. The investor also has a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note are convertible into shares of the Company’s Common Stock at a conversion price of $2.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $2.50 or the trading price of the shares. The securities purchase agreement contains customary representations and warranties and agreements and obligations of the parties. The proceeds of the note will be used for business development and general working capital purposes. The additional capital raise solidifies the Company’s ability to meet its obligations for at least the next twelve months.

Executive Equity Awards

On January 2, 2024, the Company issued a non-qualified stock option to the Company’s CEO in accordance with the CEO’s employment agreement. The option covers 800,000 shares of the Company’s Common Stock at a strike price of $1.50, the closing price of the Company’s Common Stock on the previous business day from the grant date. The option immediately vested upon grant and has a ten-year term.

On February 1, 2024, the Company issued non-qualified stock options to the Company’s CEO, CFO, and COO in accordance with the respective employment agreements. The option covers 793,185 shares of the Company’s Common Stock at a strike price of $1.73, the closing price of the Company’s Common Stock on the previous business day from the grant date. The options immediately vested upon grant and have a ten-year term.

On March 15, 2024, the Company issued non-qualified stock options to the Company’s CEO in accordance with the employment agreement. The option covers 600,000 shares of the Company’s Common Stock at a strike price of $1.74, the closing price of the Company’s Common Stock on the previous business day from the grant date. The options immediately vested upon grant and have a ten-year term.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2023, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective, as we are a newly publicly traded company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The names, positions and ages of our non-independent directors and executive officers as of April 16, 2024 are as follows:

Name	Age	Position	Director Since
Joseph La Rosa	46	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	2021
Kent Metzroth	50	Executive Vice President and Chief Financial Officer(1) (Principal Financial and Accounting Officer)	—
Deana La Rosa	53	Chief Operating Officer	—
Alex Santos	41	Chief Technology Officer	—
Michael A. La Rosa	42	Director	2022
Jodi R. White*	48	Independent Director	2022
Ned L. Siegel*	72	Independent Director	2022
Thomas Stringer*	49	Independent Director	2022

*	Member of the Audit Committee, of the Compensation Committee and of the Nominating and Corporate Governance Committee.

Joseph La Rosa is our Founder and has been serving as the Company’s President, Chief Executive Officer and the Chairman of the Board since August 2021 and of its five subsidiaries (La Rosa Realty, La Rosa Property Management, La Rosa CRE, La Rosa Coaching and La Rosa Franchising) since their inception. A former police officer in Orlando, Florida, Mr. La Rosa entered his family’s commercial and residential real estate development business in 2001 and became President of La Rosa Development, LLC, a position he holds today. From 2008 to 2010, as President of the Casa Latino group of companies, he co-developed the first Latino real estate franchise throughout the United States, which in 2010 was ranked by the National Association of Realtors as one of the Fastest Growing Real Estate Franchises in the U.S. In 2004, Mr. La Rosa founded La Rosa Realty, LLC and is responsible for its past and current growth into a customer-oriented agent-centric model of real estate brokerage powered by AI based technology tools. In addition to being home to over 2,000 real estate professionals and being one of the top three brokerages in the State of Florida and in the top 20 brokerages in the National Association of Realtors, La Rosa Realty has continued its growth and expansion into supporting auxiliary services such as La Rosa Property Management, La Rosa CRE (commercial), La Rosa Coaching and La Rosa Franchising. From October 2023, Mr. La Rosa serves as a Chief Executive Officer of Nona Legacy Powered By La Rosa Realty, Inc., a majority owned subsidiary of the Company. From December 2023 to date, Mr. La Rosa serves as a Manager of La Rosa Realty CW Properties, LLC, La Rosa Realty North Florida LLC, La Rossa Realty Orlando, LLC, La Rosa Realty Premier, LLC, a majority owned subsidiaries of the Company. From February 2024 to date, Mr. La Rosa serves as a Manager of La Rosa Realty Winter Garden LLC and Horeb Kissimmee Realty, LLC, majority owned subsidiaries of the Company. From March 2024 to date, Mr. La Rosa serves as a Chief Executive Officer and a member of the Board of Directors of La Rosa Realty California, a subsidiary of the Company. Mr. La Rosa graduated from Florida International University with a Bachelor of Science degree in criminal justice. We believe that Mr. La Rosa’s entrepreneurial, real estate, investment and leadership experience makes him well qualified to serve as Chairman of our Board.

Kent C. Metzroth joined the Company in November 2022 as our Executive Vice President and Chief Financial Officer. As CFO, he oversees the holding company’s accounting and controllership, financial planning, analysis and reporting, tax, internal audit, investor relations and treasury. Prior to joining La Rosa Holdings Corp., from 2019 to 2022, Mr. Metzroth served in various senior level finance roles, including as Senior Vice President Finance, Treasury, Tax and Investor Relations, at Finastra International Limited, a global leader in fintech software that is headquartered in the United Kingdom. From 2013 to 2019, Mr. Metzroth was the Vice President of Finance at Veeco Instruments Inc., a global semiconductor capital equipment manufacturing company. Mr. Metzroth also spent 13 years at CA Technologies, where he held positions of increasing responsibility in finance. Mr. Metzroth began his career as an auditor for a regional accounting firm in New York, moving to KPMG LLP nine months later where he was an auditor working with SEC reporting companies. Mr. Metzroth received a BS in Accounting from SUNY Geneseo and an MBA in Finance and Accounting from New York University.

Deana La Rosa was appointed the Chief Operating Officer of the Company in February 2024. Ms. La Rosa brings over 30 years of expertise in finance and real estate to the Company. Ms. La Rosa joined the Company as a Director of Operations in September 2023. Prior to that she served as the CEO of Lighthouse Mortgage Solutions from June 2022 through August 2023 and held key positions in management at Union Home Mortgage Corp. from January 2019 through June 2022 and The Federal Savings Bank from July 2015 through January 2019 as an SVP, where Ms. La Rosa consistently led her teams to top producer status. With almost two decades as a licensed mortgage broker, she has excelled as an owner, sales manager, and operations manager. Notably, Ms. La Rosa played a pivotal role in coaching loan officers and realtors to achieve top-tier performance. Her educational background includes business management and accounting studies at Adelphi University, complemented by a certification in equities and bond market trading from the NY Institute of Finance. Ms. La Rosa’s extensive experience and commitment to excellence underscore her as a distinguished professional in finance and real estate. Ms. La Rosa is the spouse of our Chairman and Chief Executive Officer Joseph La Rosa.

Alex Sincler Santos joined the company in February 2022, initially serving as the Director of Technology before assuming the role of Chief Technology Officer in August 2022. With over 28 years of experience in leadership and software development, Mr. Santos stands as a driving force of technological innovation, consistently delivering transformative solutions that yield substantial business value. Before joining La Rosa Holdings, Mr. Santos served as the Application Development Manager at COLAMCO, Inc., where he adeptly led a team of software developers to achieve a series of successful projects. From 1996 to 2013, Mr. Santos held pivotal roles in technology, including serving as a Senior Software Developer for AmeriBen/IEC Group, Senior Developer/Manager for Finance Express Mortgage, among other esteemed positions. In his current capacity as Chief Technology Officer, Mr. Santos spearheads the technological initiatives of the company, leveraging his expertise to drive innovation and growth focused on a high-tech high-touch approach. Mr. Santos’ dynamic leadership fosters a culture of excellence and collaboration within the technology team, propelling the company forward in a competitive market landscape. Mr. Santos’ educational background includes a bachelor’s degree in software engineering from PUC-PR and continuing education from Harvard University. Throughout his career, Mr. Santos has exemplified a relentless commitment to technological innovation and excellence, making significant contributions to the organizations he has served.

Michael A. La Rosa was appointed to serve as a member of the Company’s Board effective February 2022. From January 2021 to date, Mr. La Rosa has been serving as a Governor-appointed member of the Florida Public Service Commission which is responsible for regulating the state’s telecommunications, electrical, gas, water, and transport companies. In addition, he has been a realtor with La Rosa Realty, LLC since 2004. Mr. La Rosa has also been a Developer in La Rosa Development Corp. since January 2005. Mr. La Rosa was elected in 2012 to the Florida House of Representatives and served until November 2020. During his tenure he was Vice Chairman of Energy and Utilities Subcommittee (2013-2014), Republican Caucus Deputy Whip (2014), Regulatory Affairs Committee Vice Chairman (2015-2016), Gaming Control and Tourism Subcommittee Chairman (2017-2018) and Chairman of Commerce Committee (2019-2020) where he oversaw energy, regulatory and business-related policies. Mr. La Rosa holds a Bachelor of Science from the University of Central Florida. Mr. La Rosa is the brother of our Chairman and Chief Executive Officer Joseph La Rosa. We believe that Mr. La Rosa’s real estate, investment and government service experience makes him well qualified to serve on our Board and as a member of the Board’s committees.

Jodi R. White was appointed to serve as a member of the Company’s Board effective February 2022. Ms. White has been the Senior Leader, Learning Strategy and Leadership Development at The Walt Disney Company (NYSE: DIS), Orlando, Florida, since February 2019. From November 2016 to January 2019, she was the Operations Strategy and Client Engagement Director for FanHero LLC, a white label, all-in-one live streaming and OTT solution. Prior thereto, from September 2014 to October 2016, she was the Senior Manager, Client Relations for Paylocity Holding Corp. (Nasdaq: PCTY) and previously worked for 12 years in various roles, the most recent of which was Senior Manager of Operations, at The Walt Disney Company. Ms. White attended the University of Pittsburgh and Webster University, majoring in Business Administration. We believe that Ms. White’s operations, client engagement, project management and leadership development experience make her well qualified to serve on our Board and as an independent member of the Board’s committees.

Ambassador Ned L. Siegel was appointed to serve as a member of the Company’s Board effective February 2022. Ambassador Siegel is the President of The Siegel Group, a multi-disciplined international business management advisory firm he founded in 1997 in Boca Raton, Florida, specializing in real estate, energy, utilities, infrastructure, financial services, oil and gas and cyber and secure technology. Ambassador Siegel has served since 2013 as Of Counsel to the law firm of Wildes & Weinberg, P.C. From October 2007 until January 2009, he served as the United States Ambassador to the Commonwealth of The Bahamas. Prior to his Ambassadorship, in 2006, he served with Ambassador John R. Bolton at the United Nations in New York, as the Senior Advisor to the U.S. Mission and as the United States Representative to the 61st Session of the United Nations General Assembly. From 2003 to 2007, Ambassador Siegel served on the Board of Directors of the Overseas Private Investment Corporation (“OPIC”), which was established to help U.S. businesses invest overseas, fostering economic development in new and emerging markets, complementing the private sector in managing the risk associated with foreign direct investment and supporting U.S. foreign policy. Appointed by Governor Jeb Bush, Ambassador Siegel served as a Member of the Board of Directors of Enterprise Florida, Inc. (“EFI”) from 1999-2004. EFI is the state of Florida’s primary organization promoting statewide economic development through its public-private partnership. From April 2014 to March 2020, Ambassador Siegel served as a director of the Board of Notis Global Inc. Ambassador Siegel presently serves on the Board of Directors of the following companies: Janover Inc. (from July 2023), Worksport Ltd. (from August 2021), and Bannix Acquisition Corp (from November 2022). He also presently serves in an advisory capacity to the U.S. Medical Glove Company. Ambassador Siegel received a B.A. from the University of Connecticut in 1973 and a J.D. from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina. We believe that Ambassador Siegel’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board, and as an independent member of the Board’s committees.

Thomas Stringer was appointed to serve as a member of the Company’s Board effective February 2022. Mr. Stringer is the National Site Selection and Incentives Service leader at the consulting firm BDO USA, LLP and has been with that firm from July 2015 to the present. Prior thereto, from November 2010 to July 2015, he was the Principal and Practice Leader for Credits and Incentives, Site Selection and Economic Development Services with a national tax consulting firm. From February 2007 to November 2010, Mr. Stringer was the Director of Site Selection and Business Incentives with Duff & Phelps (now owned by Kroll Inc.) and from August 2004 to January 2007 he was the Senior Manager, Business Incentives and Site Selection for BDO USA, LLP. Prior thereto, he was a Senior Associate at the international accounting firm of KPMG International Limited. Mr. Stringer has a Juris Doctor degree from St. John’s University School of Law and a Bachelor of Science degree in Economics from Villanova University. Mr. Stringer is a member of the Bar of the State of New York and a licensed realtor in that State. We believe that Mr. Stringer’s real estate, accounting and legal experience makes him well qualified to serve on our Board and as an independent member of the Board’s committees.

Corporate Governance

The business and affairs of our Company are managed under the direction of the Board.

Term of Office

Directors serve until the next annual meeting of stockholders and their respective successors are elected and qualified, subject to the earlier of their death, resignation or removal. Our executive officers are elected by, and serve at the discretion of, our Board, subject to the terms of any employment or other agreements.

Our Controlled Company Status

Because, as of April 16, 2024, Mr. La Rosa beneficially owns 5,837,713 shares of our Common Stock and 2,000 shares of our Series X Preferred Stock which has 10,000 votes per share when voting together with the Common Stock, which will represent in the aggregate 25,837,713 votes, he can elect all of our directors and decide all other matters. Accordingly, we are a “controlled company” under the Nasdaq rules. A controlled company is not required to have a majority of independent directors or form an independent compensation or nominating and corporate governance committee.

However, we have a majority of independent directors on our Board and do not currently intend to utilize the exemptions provided by the Nasdaq rules. Nevertheless, for as long as we remain a “controlled company,” we could take advantage of these exemptions at any time. In the event that we cease to be a “controlled company,” we will be required to comply with these provisions within the transition periods specified in the Nasdaq Rules.

Independence

We use the definition of “independence” of The Nasdaq Stock Market to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of our Company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of our Company;

●	the director or a family member of the director accepted any compensation from our Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for Board or Board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of our Company;

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which our Company made, or from which our Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of our Company served on the Compensation Committee of such other entity; or

●	the director or a family member of the director is a current partner of our Company’s outside auditor, or at any time during the past three years was a partner or employee of our Company’s outside auditor, and who worked on our Company’s audit.

Under such definition, our Board has three independent directors. Messrs. Siegel and Stringer and Ms. White are independent directors. Under such rules, Mr. Joseph La Rosa is not independent due to his position as our Chief Executive Officer. Also, as the brother of Joseph La Rosa, Michael A. La Rosa not deemed to be independent.

Family Relationships

Except for our director, Mr. Michael A. La Rosa, who is the brother of our Chairman and Chief Executive Officer Joseph La Rosa, and our Chief Operating Officer, Ms. Deana La Rosa, who is the spouse of our Chairman and Chief Executive Officer Joseph La Rosa and the sister-in-law of our director, Mr. Michael A. La Rosa, there are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code on our website, www.larosaholdings.com. In addition, we will post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the Code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Clawback Policy

In November 2023, the Board of Directors (the “Board”) of the Company adopted the La Rosa Holdings Corp. Clawback Policy for the recovery of erroneously awarded incentive-based compensation (the “Clawback Policy”), with an effective date of November 29, 2023, in order to comply with Section 10D of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10D-1 of the Exchange Act (“Rule 10D-1”), and the listing rules adopted by The Nasdaq Stock Market, LLC (collectively, the “Final Clawback Rules”). The Board was designated as the administrator of the Clawback Policy.

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Company may recoup from the Covered Officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

Insider Trading Policy

In August 2022, we adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards applicable to us. Our insider trading policy, among other things, prohibits our directors, officers, and employees from holding our securities in a margin account or pledging our securities as collateral for a loan. In addition, our insider trading policy prohibits employees, officers, and directors from engaging in put or call options, short selling, or similar hedging activities involving our stock.

Board Committees

Our Board has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each comprised entirely of independent directors. Our Board met a total of 3 times in 2023. The Audit Committee met 1 time in 2023.

Audit Committee

Our Audit Committee consists of three independent directors: Mr. Stringer, Mr. Siegel and Ms. White. Mr. Stringer is the Chairman of the Audit Committee. The Audit Committee will have at all times at least one “independent director” who is “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Our Board has determined that Mr. Stringer qualifies as an “Audit Committee financial expert,” as defined under rules and regulations of the SEC. Currently, all members of our Audit Committee meet the applicable independence requirements under Nasdaq Rules and Rule 10A-3 of the Exchange Act.

The responsibilities of the Audit Committee are included in a written charter. The Audit Committee acts on behalf of our Board in fulfilling our Board’s oversight responsibilities with respect to our accounting and financial reporting processes, the systems of internal control over financial reporting and audits of financial statements and reports and also assists our Board of Directors in its oversight of the quality and integrity of our financial statements and reports and the qualifications, independence and performance of our independent registered public accounting firm. For this purpose, the Audit Committee performs several functions. The Audit Committee’s responsibilities include, among others, the following:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual disclosure report;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

Our Compensation Committee is comprised of three individuals, each of whom is an independent director. Ms. White serves as the Chairman of the committee.

The Compensation Committee acts on behalf of our Board of Directors to fulfill our Board of Directors’ responsibilities in overseeing our compensation policies, plans and programs; and in reviewing and determining the compensation to be paid to our executive officers and non-employee directors. The responsibilities of the Compensation Committee are included in its written charter. The Compensation Committee’s responsibilities include, among others:

●	reviewing, modifying and approving and making recommendations to our Board of Directors regarding our overall compensation strategy and policies, and reviewing, modifying and approving corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management;

●	determining and approving (or, if it deems appropriate, recommending to our Board of Directors for determination and approval) the compensation and terms of employment of our Chief Executive Officer, including seeking to achieve an appropriate level of risk and reward in determining the long-term incentive component of the Chief Executive Officer’s compensation;

●	determining and approving (or, if it deems appropriate, recommending to our Board of Directors for determination and approval) the compensation and terms of employment of our executive officers and other members of senior management;

●	reviewing and approving (or, if it deems appropriate, making recommendations to our Board of Directors regarding) the terms of employment agreements, severance agreements, change-of-control protections and other compensatory arrangements for our executive officers and other senior management;

●	conducting periodic reviews of the base compensation levels of all of our employees generally;

●	reviewing and approving the type and amount of compensation to be paid or awarded to non-employee directors;

●	reviewing and approving the adoption, amendment and termination of our stock option plans, stock appreciation rights plans, pension and profit sharing plans, incentive plans, stock bonus plans, stock purchase plans, bonus plans, deferred compensation plans, 401(k) plans, supplemental retirement plans and similar programs, if any; and administering all such plans, establishing guidelines, interpreting plan documents, selecting participants, approving grants and awards and exercising such other power and authority as may be permitted or required under such plans; and

●	reviewing our incentive compensation arrangements to determine whether such arrangements encourage excessive risk-taking, reviewing and discussing at least annually the relationship between our risk management policies and practices and compensation and evaluating compensation policies and practices that could mitigate any such risk.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of three individuals, each of whom is an independent director. Mr. Siegel serves as the Chairman of the committee. The responsibilities of the Nominating and Corporate Governance Committee are included in its written charter. The nominating and corporate governance committee acts on behalf of our Board of Directors to fulfill our Board of Directors’ responsibilities in overseeing all aspects of our nominating and corporate governance functions. The responsibilities of the Nominating and Corporate Governance Committee include, among others:

●	making recommendations to our Board of Directors regarding corporate governance issues;

●	identifying, reviewing and evaluating candidates to serve as directors (consistent with criteria approved by our Board of Directors);

●	determining the minimum qualifications for service on our Board of Directors;

●	reviewing and evaluating incumbent directors;

●	instituting and overseeing director orientation and director continuing education programs;

●	serving as a focal point for communication between candidates, non-committee directors and our management;

●	recommending to our Board of Directors for selection candidates to serve as nominees for director for the annual meeting of stockholders;

●	making other recommendations to our Board of Directors regarding matters relating to the directors;

●	reviewing succession plans for our Chief Executive Officer and our other executive officers;

●	reviewing and overseeing matters of corporate responsibility and sustainability, including potential long- and short-term trends and impacts to our business of environmental, social, and governance issues, and our public reporting on these topics; and

●	considering any recommendations for nominees and proposals submitted by stockholders.

Board Leadership Structure

Our Board of Directors recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide effective oversight of management. Our amended and restated bylaws and corporate governance guidelines will provide our Board of Directors with flexibility to combine or separate the positions of Chairman of the Board of Directors and Chief Executive Officer. Our Board of Directors currently believes that our existing leadership structure, under which Mr. La Rosa serves as our Chief Executive Officer and as Chairman of the Board of Directors, is effective, provides the appropriate balance of authority between independent and non-independent directors, and achieves the optimal governance model for us and for our stockholders.

Role of Board in the Risk Oversight Process

Our Board of Directors is responsible for overseeing our overall risk management process. The responsibility for managing risk rests with executive management while the committees of our Board of Directors and our Board of Directors as a whole participate in the oversight process. Our Board of Directors’ risk oversight process builds upon management’s risk assessment and mitigation processes, which include reviews of long-term strategic and operational planning, executive development and evaluation, regulatory and legal compliance and financial reporting and internal controls with respect to areas of potential material risk, including operations, finance, legal, regulatory, cybersecurity, strategic and reputational risk.

Board Observer

In conjunction with the loan from Emmis Capital and other investors, for as long as such investors own at least 25% of the securities sold in that private placement, if Emmis notifies the Company that it wishes to attend meetings of our Board of Directors, we are required to invite a designated representative of Emmis to attend all such Board meetings in a nonvoting observer capacity and to provide to Emmis copies of all notices, minutes, consents, and other materials that the Company provides to its directors at the same time and in the same manner as provided to such directors except for any information that the Company believes could adversely affect its attorney-client relationship or which the Board believes are trade secrets or which would result in a conflict of interest with such investors. Emmis will maintain the confidentiality of all information so provided.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our Common Stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements as of April 16, 2024 as follows: Mr. Santos filed his form 4 late in 2024.

Item 11. Executive Compensation.

The following table summarizes compensation for the years ended December 31, 2023 and 2022 for our “named executive officers” (the “NEOs”), namely our (i) principal executive officer (PEO); (ii) our two other most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2023; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to Item 402(m)(2)(ii) of Regulation S-K but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

Summary Compensation Table

				Stock	Option	All other
	Fiscal	Salary	Bonus	awards	awards	compensation	Total
Name and principal position	Year	($)(1)	($)	($)	($)	($)	($)

Joseph La Rosa, Founder, President and	2022	$461,538	$—	$—	$—	$—	$461,538
Chief Executive Officer(2) (PEO)	2023	$500,000	$45,413	$	$1,395,000	$—	$1,940,413

Kent Metzroth, Executive Vice President and	2022	$55,000	$2,000	$—	$—	$—	$57,000
Chief Financial Officer(3)	2023	$330,000	$—	$—	$—	$—	$330,000

Alex Santos, Chief Technology Officer	2022	$141,023	$6,391	$—	$—	$—	$147,414
	2023	$178,333	$14,250	$46,580	$—	$—	$239,163

(1)	Reflects base salary earned during the fiscal year covered.
(2)	Does not include dividends received by Mr. La Rosa in 2022.
(3)	Mr. Metzroth commenced his employment on November 1, 2022.

Employment and Related Agreements

We currently have the following employment agreements with our NEOs:

Joseph La Rosa

On April 29, 2022, we entered into an amended and restated employment agreement with Mr. Joseph La Rosa to serve as our Chief Executive Officer, which was further amended on May 17, 2023, and on December 7, 2023. In addition, he serves as a director and Chairman of the Board, and the board will, during the term, of his agreement, nominate and recommend him for election as a director but he will not receive any additional compensation in respect of his appointment as a director or Chairman of Company. The employment agreement of Mr. La Rosa is for an initial term of one year starting January 1, 2022, and will renew automatically for successive one-year periods thereafter unless prior to 90 days before the anniversary date, either party notices the other that it will not extend the agreement for another year. The Company pays Mr. La Rosa an annual base salary of $500,000 during the term of the agreement, and he is eligible to receive a “Target Bonus” at the rate of 100% of his base salary and stock options for 1.0% of the total outstanding shares of Company Common Stock which will be payable to the extent the applicable performance goals are achieved which goals and payment matrices will be set by the Compensation Committee of the board. Mr. La Rosa is also entitled to receive: (i) annual long term equity awards of at least 1.0% of the outstanding shares of the Company’s Common Stock as determined by the Compensation Committee of the Board inside or outside of any established equity plan, (ii) milestone equity awards in the total amount of 2,600,000 shares of the Company’s Common Stock to be granted in the form of stock options with cashless exercise provision (at the discretion of Mr. La Rosa) from time to time upon achievement by Mr. La Rosa of milestones described in the employment agreement, and (iii) a milestone equity award of 200,000 shares upon the closing of each acquisition after December 7, 2023. The amount and terms of the long-term incentive awards awarded to him will be set by the Compensation Committee. He is also entitled to receive perquisites including a corporate automobile, cellular telephone, health and disability insurance and participation in the Company’s 401(k) plan. Mr. La Rosa will be entitled to 40 days of annual vacation plus Company observed holidays per calendar year and will be reimbursed for his business travel expenses. Any amounts payable under the employment agreement are subject to any policy established by the Company providing for claw back or recovery of amounts that were paid to Mr. La Rosa. The Company will make any determination for claw back or recovery in its sole discretion and in accordance with any applicable law or regulation.

Mr. La Rosa’s employment may be terminated by him or the Company at any time and for any or no reason with least 90 days advance written notice from the terminating party. If Mr. La Rosa’s employment is terminated by his failure to renew his agreement, by the Company for “cause” (as defined in the agreement) or by Mr. La Rosa without “good reason” (as defined in the agreement), then he will be entitled to receive: (i) any accrued but unpaid Base Salary and accrued but unused paid time off; (ii) reimbursement for unreimbursed business expenses properly incurred; and (iii) such employee benefits (including equity compensation), if any, to which he may be entitled under the Company’s employee benefit plans as of the date of termination (“Accrued Amounts”), but he shall not be entitled to any severance or termination payment.

If Mr. La Rosa’s employment is terminated by his death or disability, the Company will pay him or his estate an amount equal to the sum of: (i) the Accrued Amounts; and (ii) a payment equal to the product of (i) the Target Bonus and (ii) a fraction, the numerator of which is the number of days that he was employed by the Company during the year of termination and the denominator of which is the number of days in such year (the “Pro Rata Bonus”). If Mr. La Rosa’s employment is terminated other than for cause, non-renewal of his employment agreement by the Company or if he terminates the agreement for good reason, he will receive from the Company: (i) a lump sum payment of $2,500,000; (ii) the Accrued Amount; (iii) Company reimbursement health insurance continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) until the earliest of: (a) the eighteen month anniversary of the date of his termination of employment; (b) the date that he is no longer eligible to receive COBRA continuation coverage; and (c) the date on which he receives substantially similar coverage from another employer or other source; and (iv) the treatment of any outstanding equity awards shall be determined in accordance with the terms of the 2022 Equity Incentive Plan.

The Company has agreed to indemnify Mr. La Rosa to the fullest extent permitted by applicable law and the Company’s bylaws. As a condition of his employment with the Company, he executed the Company’s employee non-compete agreement.

Kent Metzroth

On November 1, 2022, we entered into an employment agreement with Mr. Kent Metzroth to act as our Chief Financial Officer as of the effective date of his agreement, which was subsequently amended on November 15, 2022, May 17, 2023, August 15, 2023, and February 1, 2024. The employment agreement is for an initial term of two years and shall renew for another one-year period thereafter if the parties consent thereto in writing prior to the second anniversary date of the agreement unless it is sooner terminated.

Mr. Metzroth receives a base salary of $330,000 per year (the “Salary”). In addition, Mr. Metzroth is eligible, following the end of each calendar year beginning with the 2023 calendar year, to receive an annual performance bonus targeted of up to 50% of the his Salary based upon periodic assessments of his performance as well as the achievement of specific individual and corporate objectives determined by the Board of Directors or the Compensation Committee after consultation with Mr. Metzroth and provided to him in writing no later than the end of the first calendar quarter of the applicable bonus year. The target bonus must be approved by the audit and Compensation Committee. The minimum amount of such an annual bonus shall be equal to $25,000. No amount of annual bonus is guaranteed, and Mr. Metzroth must be an employee on December 31 of the applicable bonus year in order to be eligible for any annual bonus for such year.

Pursuant to his employment agreement, on February 1, 2024, Mr. Metzroth was granted a non0qualified stock option to purchase 359,120 shares of the Common Stock of the Company, vesting immediately and exercisable for 10 years at the exercise price per share equal to the Nasdaq Official Closing Price as of January 31, 2024.

Mr. Metzroth is also entitled to receive other benefits generally available to other Company employees (which may include, among other things, a Company’s sponsored retirement plan) and he will be reimbursed for his documented and approved expenses related to the business of the Company. Mr. Metzroth is entitled to five weeks paid vacation per year.

The employment agreement contains covenants of Mr. Metzroth concerning: (i) the confidentiality of Company information; (ii) the assignment of his work product to the Company; (iii) his non-solicitation of Company clients or employees during his term of employment and for two years thereafter; and (iv) his non-disparagement of the Company or its directors, officers and employees. If his employment is terminated under any circumstances other than a termination by the Company without cause or a termination by him for good reason (including a voluntary termination by Mr. Metzroth without good reason or a termination by the Company for cause or due to Mr. Metzroth’s death or disability), the Company’s obligations under the employment agreement will immediately cease and Mr. Metzroth will only be entitled to receive: (i) the Salary that has accrued and is unpaid and to which Mr. Metzroth is entitled as of the effective date of such termination and to the extent consistent with general Company policy; (ii) unreimbursed business expenses; (iii) any bonus earned and approved by the board but not yet paid; (iv) any amounts or benefits to which he is then entitled under the terms of the benefit plans then-sponsored by the Company; and (v) compensation for all accrued but unpaid and untaken vacation days. If Mr. Metzroth’s employment is terminated by the Company without cause or by him for good reason, the Company will: (i) continue to pay his Salary for a period of six months, and (ii) pay him, in a single lump sum an amount in cash equal to the pro-rated amount of any annual bonus for the number of days from the last anniversary date of the agreement to the date of termination.

Alex Santos

On January 10, 2022, we entered into an employment agreement with Mr. Alex Santos, to serve as our Chief Technology Officer as of February 1, 2022. The term of the agreement shall continue until it is terminated by either the Company or Mr. Santos upon 60 days prior written notice. In consideration of his services, the Company is to pay Mr. Santos an annual salary of $180,000. Following the end each calendar year beginning with the 2022 calendar year, Mr. Santos is eligible to receive an annual bonus. Mr. Santos’ minimum guaranteed annual bonus shall be $15,000 payable in quarterly installments. The Company granted to Mr. Santos 2,000 shares of restricted Common Stock, which shall vest on the one-year anniversary of the effective date of the agreement. On each year thereafter, on the annual anniversary of the date of the effective date of the agreement, the Company shall grant Mr. Santos an additional 2,000 shares of restricted Common Stock which shall vest on the one-year anniversary of issuance.

Mr. Santos is also entitled to receive other benefits generally available to other Company employees and he will be reimbursed for his documented and approved expenses related to and for promoting the business of the Company. Mr. Santos is entitled to three weeks paid vacation per year.

The employment agreement contains covenants of Mr. Santos concerning: (i) the confidentiality of Company information; (ii) the assignment of his work product to the Company; (iii) his non-solicitation of Company clients or employees during his term of employment and for three years thereafter; and (iv) his non-disparagement of the Company or its directors, officers and employees. If his employment is terminated under any circumstances other than a termination by the Company without cause or a termination by him for good reason (including a voluntary termination by Mr. Santos without good reason or a termination by the Company for cause or due to Mr. Santos’ death or disability), the Company’s obligations under the employment agreement will immediately cease and Mr. Metzroth will only be entitled to receive: (i) the Salary that has accrued and is unpaid and to which Mr. Santos is entitled as of the effective date of such termination and to the extent consistent with general Company policy; (ii) unreimbursed business expenses; (iii) any bonus earned and approved by the Board but not yet paid; (iv) any amounts or benefits to which he is then entitled under the terms of the benefit plans then-sponsored by the Company. If Mr. Santos employment is terminated by the Company without cause or in the event of change in control of the Company (whether or not Mr. Santos is retained by a successor entity), the Company shall pay to Mr. Santos in a single lump sum an amount of $100,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the NEOs of the Company as of December 31, 2023:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Joseph La Rosa, CEO	900,000	—	—	$2.09	12/7/2033	—	—	—	—
Kent Metzroth, CFO	—	—	—	$—	—	—	—	—	—
Alex Santos, CTO	—	—	—	$—	—	4,000	$6,933	4,000	$6,933

2022 Equity Incentive Plan

We have adopted the 2022 Equity Incentive Plan (the “2022 Plan”) that was approved by our stockholders and effective as of March 25, 2022. The following is a summary of the material features of the 2022 Plan which is qualified in its entirety by reference to the 2022 Plan which is filed as an exhibit to this report.

Purpose. The 2022 Plan is intended to secure for the Company the benefits arising from ownership of the Company’s Common Stock by the employees, officers, directors, and consultants of the Company, all of whom are responsible for the Company’s future growth. The Plan is designed to attract and retain qualified personnel, reward employees, officers, directors, and consultants for their services to the Company, and motivate such individuals through added incentives to further contribute to the Company’s success.

Eligibility. The 2022 Plan will provide an opportunity for any employee, officer, director, or consultant of the Company (which may include agents of the Company), subject to any limitations provided by federal or state securities laws, to receive incentive stock options (to eligible employees only), non-qualified stock options, restricted stock awards, other stock awards, or any combination of the foregoing. In making such determinations, the Compensation Committee may take into account the nature of the services rendered by such person, his or her present and potential future contribution to the Company’s success, and such other factors as the Compensation Committee in its discretion shall deem relevant. Incentive stock options granted under the 2022 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Code. Non-qualified (non-statutory stock options) granted under the 2022 Plan are not intended to qualify as incentive stock options under the Code. No awards can be issued to any person in consideration for services rendered where such services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company’s securities.

No incentive stock option may be granted under the 2022 Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of our Company or any affiliate of our Company unless the exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and the term of the option does not exceed five years from the date of grant.

Administration. The Plan will be administered by the Compensation Committee of the Board of Directors. The Compensation Committee will have the exclusive right to interpret and construe the 2022 Plan, to select the eligible persons who shall receive an award, and to act in all matters pertaining to the grant of an award and the determination and interpretation of the provisions of the related award agreement, including, without limitation, the determination of the number of shares subject to stock options and the option period(s) and option price(s) thereof, the number of shares of restricted stock or shares subject to stock awards or performance shares subject to an award, the vesting periods (if any) and the form, terms, conditions and duration of each award, and any amendment thereof consistent with the provisions of the 2022 Plan.

Shares Subject to the 2022 Plan. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of Common Stock, or a reorganization or reclassification of the Company’s Common Stock, the maximum aggregate number of shares of Common Stock which may be issued pursuant to awards under the 2022 Plan is 5,000,000 shares as adjusted for the 1-for-10 Reverse Stock Split on March 21, 2022 and adjusted for the 2-for-1 Forward Stock Split on April 17, 2023. Such shares of Common Stock will be made available from the authorized and unissued shares of the Company.

If shares of Common Stock subject to an option or performance award granted under the 2022 Plan expire or otherwise terminate without being exercised (or exercised in full), such shares will become available again for grants under the 2022 Plan. If shares of restricted stock awarded under the 2022 Plan are forfeited to us or repurchased by us, the number of shares forfeited or repurchased shall not again be available under the 2022 Plan. Similarly, any shares cancelled in cashless exercises are not available for re-issuance under the 2022 Plan.

The Company cannot determine the amounts of awards that will be granted or allocated under the 2022 Plan or the benefits of any awards to the executive officers and directors of the Company or employees who are not executive officers as a group. Under the terms of the 2022 Plan, the number of awards to be granted is within the discretion of the Compensation Committee. The Compensation Committee may issue options, shares of restricted stock, restricted stock units or other awards under the 2022 Plan for such consideration as determined in their sole discretion, subject to applicable law. Since the date it was approved by the Board of Directors and the sole stockholder, we have issued 800,336 restricted stock units to certain of our agents and employees.

Pricing; Vesting; Expiration. The Compensation Committee, in its sole discretion, will determine the exercise price of any options granted under the 2022 Plan which exercise price will be outlined in an agreement evidencing the option, provided, however, that at no time will the exercise price be less than the par value per share of the Company’s Common Stock. Also, the exercise price of incentive stock options may not be less than the fair market value of the Common Stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of non-statutory options may not be less than the Common Stock’s fair market value on the grant date. The exercise price of options granted under the 2022 Plan must be paid either in cash at the time the option is exercised or, at the discretion of the Compensation Committee: (i) by delivery of already-owned shares of our Common Stock, (ii) pursuant to a deferred payment arrangement, (iii) pursuant to a net exercise arrangement, or (iv) pursuant to a cashless exercise as permitted under applicable rules and regulations of the SEC.

Options and other Awards granted under the 2022 Plan may be exercisable in cumulative increments, or “vest,” as determined by the Compensation Committee. The Compensation Committee has the power to accelerate the time as of which an option may vest or be exercised. Shares of restricted stock acquired under a restricted stock purchase or grant agreement may, but need not, be subject to forfeiture to us or other restrictions that will lapse in accordance with a vesting schedule to be determined by the Compensation Committee. In the event a recipient’s employment or service with our Company terminates, any or all of the shares of Common Stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement may be forfeited to our Company in accordance with such restricted stock agreement.

The Compensation Committee will determine the expiration date of options and other awards granted under the 2022 Plan. The maximum term of options and performance shares under the 2022 Plan is ten years, except that the maximum term is five years in certain cases.

Adjustments. Upon the occurrence of: (i) the adoption of a plan of merger or consolidation of the Company with any other corporation or association as a result of which the holders of the voting capital stock of the Company as a group would receive less than 50% of the voting capital stock of the surviving or resulting corporation; (ii) the approval by the Board of Directors of an agreement providing for the sale or transfer (other than as security for obligations of the Company) of substantially all of the assets of the Company; or (iii) in the absence of a prior expression of approval by the Board of Directors, the acquisition of more than 20% of the Company’s voting capital stock by any person within the meaning of Rule 13d-3 under the Exchange Act (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company); and unless otherwise provided in the award agreement with respect to a particular award, all outstanding stock options will become immediately exercisable in full, subject to any appropriate adjustments, and will remain exercisable for the remaining option period, regardless of any provision in the related award agreement limiting the ability to exercise such stock option or any portion thereof for any length of time. All outstanding performance shares with respect to which the applicable performance period has not been completed will be paid out as soon as practicable, and all outstanding shares of restricted stock with respect to which the restrictions have not lapsed will be deemed vested, and all such restrictions shall be deemed lapsed and the restriction period ended.

Additionally, after the merger of one or more corporations into the Company, any merger of the Company into another corporation, any consolidation of the Company and one or more corporations, or any other corporate reorganization of any form involving the Company as a party thereto and involving any exchange, conversion, adjustment or other modification of the outstanding shares of the Common Stock, each participant shall, at no additional cost, be entitled, upon any exercise of such participant’s stock option, to receive, in lieu of the number of shares as to which such stock option shall then be so exercised, the number and class of shares of stock or other securities or such other property to which such participant would have been entitled to pursuant to the terms of the agreement of merger or consolidation or reorganization, if at the time of such merger or consolidation or reorganization, such participant had been a holder of record of a number of shares of Common Stock equal to the number of shares as to which such stock option shall then be so exercised.

Modification of Awards. The Compensation Committee may reprice any stock option without the approval of the stockholders of the Company. For this purpose, “reprice” means: (i) any of the following or any other action that has the same effect: (A) lowering the exercise price of a stock option after it is granted, (B) any other action that is treated as a repricing under U.S. generally accepted accounting principles, or (C) cancelling a stock option at a time when its exercise price exceeds the fair market value of the underlying Common Stock, in exchange for another stock option, restricted stock or other equity, unless the cancelation and exchange occur in connection with a merger, acquisition, spin-off or other similar corporate transaction; and (ii) any other action that is considered to be a repricing under formal or informal guidance issued by the exchange or market on which the Company’s Common Stock then trades or is quoted. In addition to, and without limiting the above, the Compensation Committee may permit the voluntary surrender of all or a portion of any stock option granted under the 2022 Plan to be conditioned upon the granting to the participant of a new stock option for the same or a different number of shares of Common Stock as the stock option surrendered, or may require such voluntary surrender as a condition precedent to a grant of a new stock option to such participant. Subject to the provisions of the 2022 Plan, such new stock option will be exercisable at such option price, during such option period and on such other terms and conditions as are specified by the Compensation Committee at the time the new stock option is granted. Upon surrender, the stock options surrendered will be cancelled, and the shares of Common Stock previously subject to them will be available for the grant of other stock options.

Termination of Employment or Consulting. The incentive stock options will lapse and cease to be exercisable upon the termination of service of an employee or director as defined in the 2022 Plan, or within such period following termination of service as determined by the Compensation Committee and set forth in the related award agreement; provided, further, that such period will not exceed the period of time ending on the date three (3) months following termination of service. Non-incentive stock options are governed by the related award agreements.

Tax Withholding. To the extent provided by the terms of an option or other award, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of such option, or award by a cash payment upon exercise, or in the discretion of the Compensation Committee, by authorizing our Company to withhold a portion of the stock otherwise issuable to the participant, by delivering already-owned shares of our Common Stock or by a combination of these means.

Federal Tax Consequences. The following is a summary of the principal United States federal income tax consequences to the recipient and our Company with respect to participation in the 2022 Plan. This summary is not intended to be exhaustive and does not discuss the income tax laws of any city, state, or foreign jurisdiction in which a participant may reside.

Incentive Stock Options. There will be no federal income tax consequences to either the recipient upon the grant of an incentive stock option or us. Upon exercise of the option, the excess of the stock’s fair market value over the exercise price, or the “spread,” will be added to the alternative minimum tax base of the recipient unless a disqualifying disposition is made in the year of exercise. A disqualifying disposition is the stock sale before the expiration of two years from the date of grant and one year from the date of exercise. If the shares of Common Stock are disposed of in a disqualifying disposition, the recipient will realize taxable ordinary income in an amount equal to the spread at the time of exercise, and will be entitled (subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation) to a federal income tax deduction equal to such amount. If the recipient sells the shares of Common Stock after the specified periods, the gain or loss on the shares’ sale will be long-term capital gain or loss and will not be entitled to a federal income tax deduction.

Non-statutory Stock Options and Restricted Stock Awards. Non-statutory stock options and restricted stock awards granted under the 2022 Plan generally have the following federal income tax consequences.

There are no tax consequences to the participant or us because of the grant. Upon acquiring the stock, the recipient will recognize taxable ordinary income equal to the excess, if any, of the stock’s fair market value on the acquisition date over the purchase price. However, to the extent the stock is subject to “a substantial risk of forfeiture” (as defined in Section 83 of the Internal Revenue Code of 1986 (the “Code”)), the taxable event will be delayed until the forfeiture provision lapses unless the recipient elects to be taxed on receipt of the stock by making a Section 83(b) election within 30 days of receipt of the stock. If such an election is not made, the recipient will generally recognize income as and when the forfeiture provision lapses, and the income recognized will be based on the stock’s fair market value on such a future date. On that date, the recipient’s holding period for purposes of determining the long-term or short-term nature of any capital gain or loss recognized on a subsequent disposition of the stock will begin. If a recipient makes a Section 83(b) election, the recipient will recognize ordinary income equal to the difference between the stock’s fair market value and the purchase price, if any, as of the date of receipt and the holding period for purposes of characterizing as long-term or short-term any subsequent gain or loss will begin at the date of receipt.

With respect to employees, we are generally required to withhold from regular wages or supplemental wage payments an amount based on the ordinary income recognized. Subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation, we will generally be entitled to a business expense deduction equal to the taxable ordinary income realized by the participant.

Upon disposition of the stock, the recipient will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for such stock plus any amount recognized as ordinary income with respect to the stock. Such gain or loss will be long-term or short-term, depending on whether the stock has been held for more than one year.

Section 162(m) of the Code denies a deduction to any publicly held corporation for compensation paid to certain senior executives of our Company (referred to as a covered employee) in a taxable year to the extent that compensation to such employees exceeds $1,000,000. It is possible that compensation attributable to awards, when combined with all other types of compensation received by a covered employee from our Company, may cause this limitation to be exceeded in any particular year.

Modification; Amendment; Termination. The Compensation Committee may adopt, establish, amend and rescind such rules, regulations, and procedures as it may deem appropriate for the proper administration of the 2022 Plan, make all other determinations which are, in the Compensation Committee’s judgment, necessary or desirable for the proper administration of the 2022 Plan, amend the 2022 Plan or a stock award as provided under the 2022 Plan, or terminate or suspend the 2022 Plan as provided therein. The Compensation Committee may also amend the 2022 Plan at any time and from time to time. However, except for adjustments upon changes in Common Stock, no amendment will be effective unless approved by our stockholders to the extent that stockholder approval is necessary to preserve incentive stock option treatment for federal income tax purposes. The Compensation Committee may submit any other amendment to the 2022 Plan for stockholder approval if it concludes that stockholder approval is otherwise advisable.

Unless sooner terminated, the 2022 Plan will terminate ten years from the date of its adoption by our Board of Directors.

Agent Incentive Program

We have adopted, as an adjunct to the 2022 Plan, our Agent Incentive Program. The Agent Incentive Program which is a voluntary compensation plan for our agents who wish to participate in it. The Agent Incentive Program includes the following components:

●	Participants in the Agent Incentive Program who perform more than 20 sale transactions or make more than $6,000,000 gross sales volume in verified listing or buy side transactions with La Rosa Realty LLC in a given fiscal year, will receive a number of shares of restricted stock units (“RSUs”) which would be equivalent to $2,000 based on the prior 30 day volume weighted average closing price of the Company’s Common Stock on the Nasdaq Stock Market as of the RSU grant date. Such RSUs vest equally over the 24 months period starting in the month after the award is granted and released as such shares vest. Participants who terminate their relationship with the Company or do not paid their agent dues during the vesting period will forfeit any unvested shares as of the month of termination or 60 days after the dues become payable.

●	A participant in the Agent Incentive Program will receive a number of shares of RSUs which would be equal to $200 based on the prior 30 day volume weighted-average closing of the Company’s Common Stock on the Nasdaq Stock Market as of the RSU grant date for recruitment of every agent who becomes an agent of the Company and remains an agent of the Company for at least 12 consecutive months.

●	If a participant recruits ten (10) agents who become agents of the Company and remain agents of the Company for at least 12 consecutive months, that participant will receive a number of shares of RSUs that will have a value of $8,000 based on the prior 30 day volume weighted-average closing price of the Company’s Common Stock on the Nasdaq Stock Market as of the RSU grant date. Such RSUs vest equally over the 24 months period starting in the month after the award is granted and released as such shares vest. Participants who terminate their relationship with the Company or do not paid their agent dues during the vesting period will forfeit any unvested shares as of the month of termination or 60 days after the dues become payable.

Director Compensation

The following table sets forth, for the year ended December 31, 2023, information with respect to the compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers, who served during the year ended December 31, 2023.

Director Compensation

As of December 31, 2023

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael La Rosa(1)	12,000	—	77,933	(2)	—	—	89,933
Jodi White	15,000	—	97,416	(3)	—	—	112,416
Ned Siegel	15,000	—	97,416	(4)	—	—	112,416
Thomas Stringer	15,750	—	102,287	(5)	—	—	118,037

(1)	Does not include a real estate agent commission paid to Mr. La Rosa by La Rosa Realty in 2023.

(2)	Consists of a 10-year fully vested stock option to purchase 85,625 shares of Common Stock at $1.28 per share granted on November 1, 2023.

(3)	Consists of a 10-year fully vested stock option to purchase 107,050 shares of Common Stock at $1.28 per share granted on November 1, 2023.

(4)	Consists of a 10-year fully vested stock option to purchase 107,050 shares of Common Stock at $1.28 per share granted on November 1, 2023.

(5)	Consists of a 10-year fully vested stock option to purchase 112,400 shares of Common Stock at $1.28 per share granted on November 1, 2023.

Policies and practices for granting certain equity awards.

The Company’s policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee of the Board of Directors is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions, and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board of Directors or Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board of Directors or Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This table presents information about our Common Stock’s beneficial ownership as of April 16, 2024, for (i) each named executive officer and director; (ii) all named executive officers and directors as a group; and (iii) each other stockholder known to us owning more than 5% of our outstanding Common Stock.

Beneficial ownership complies with SEC rules, generally including voting or investment power over securities. A person or group is deemed to have “beneficial ownership” of any shares they can acquire within sixty (60) days. For percentage calculations, any shares that a person can acquire within sixty days are considered issued and outstanding for that person but not for others. This table does not imply beneficial ownership admission by anyone listed.

Name and Address of Beneficial Owner(1)	Common Stock		Percentage of Common Stock(2)	Series X Super Voting Preferred Stock(3)	Percentage of Series X Super Voting Preferred Stock
Officers and Directors
Joseph La Rosa
(President, CEO, and Chairman)	8,738,730	(4)	50.8%	2,000	100%
Kent Metzroth
(Chief Financial Officer)	359,120	(5)	2.45%	-	-
Deana La Rosa
(Chief Operating Officer)	300,000	(6)	2.05%
Alex Santos
(Chief Technology Officer)	9,611		*
Michael A. La Rosa
(Director)	105,625	(7)	*	-	-
Ned L. Siegel
(Director)	127,050	(8)	*	-	-
Thomas Stringer
(Director)	132,400	(9)	*	-	-
Jodi R. White
(Director)	127,050	(10)	*	-	-
All Officers and Directors as a group (8 persons)	9,599,586		53.0%	2,000	100%

5% Stockholders
Carlos J. Bonilla	839,412	(11)	5.87%	-	-
Carlos G. Bonilla	1,010,840	(12)	7.07%	-	-

*	Less than 1%.

(1)	Unless otherwise indicated, the principal address of the executive officers, directors and 5% stockholders of the Company is c/o 1420 Celebration Boulevard, 2nd Floor, Celebration, Florida 34747.

(2)	Based on 14,302,716 shares of Common Stock issued and outstanding on the Record Date and the shares of Common Stock owner has the right to acquire within 60 days of the Record Date.

(3)	Based on 2,000 shares of Series X Super Voting Preferred Stock outstanding on the Record Date. Each share of Series X Super Voting Preferred Stock votes together with the Common Stock unless prohibited by law and has 10,000 votes per share.

(4)	Includes 285 shares of Common Stock owned by Celebration Office Condos, LLC, an entity owned and controlled by Mr. La Rosa. Includes (i) a 10-year fully vested stock option to purchase 600,000 shares of Common Stock at $1.74 per share granted to Mr. La Rosa on March 15, 2024; (ii) a 10-year fully vested stock option to purchase 134,065 shares of Common Stock at $1.7332 per share granted to Mr. La Rosa on February 1, 2024; (iii) a 10-year fully vested stock option to purchase 800,000 shares of Common Stock at $1.5001 per share granted to Mr. La Rosa on January 2, 2024; (iii) a 10-year fully vested stock option to purchase 900,000 shares of Common Stock at $2.09 per share granted to Mr. La Rosa on December 7, 2023; (iv) a 5-year warrant to purchase 166,667 shares of Common Stock at a price equal to the lower of $1.50 per share or the price per share of any offering by the Company subsequent to the Company’s initial public offering, subject to adjustment, granted to Mr. La Rosa on December 2, 2022. Joseph La Rosa is the spouse of Deana La Rosa and is deemed to beneficially own the shares of Common Stock beneficially owned by Deana La Rosa.

(5)	Represents a 10-year fully vested stock option to purchase 359,120 shares of Common Stock at $1.7332 per share granted on February 1, 2024.

(6)	Represents a 10-year fully vested stock option to purchase 300,000 shares of Common Stock at $1.7332 per share granted to Ms. La Rosa on February 1, 2024. Deana La Rosa is the spouse of Joseph La Rosa and is deemed to beneficially own the shares of Common Stock beneficially owned by Joseph La Rosa.

(7)	Includes (i) a fully vested stock option to purchase 20,000 shares of Common Stock at $5 per share granted on March 17, 2022, and expiring on February 15, 2032; and (ii) a 10-year fully vested stock option to purchase 85,625 shares of Common Stock at $1.28 per share granted on November 1, 2023.

(8)	Includes (i) a fully vested stock option to purchase 20,000 shares of Common Stock at $5 per share granted on March 17, 2022, and expiring on February 15, 2032; and (ii) a 10-year fully vested stock option to purchase 107,050 shares of Common Stock at $1.28 per share granted on November 1, 2023.

(9)	Includes (i) a fully vested stock option to purchase 20,000 shares of Common Stock at $5 per share granted on March 17, 2022, and expiring on February 15, 2032; and (ii) a 10-year fully vested stock option to purchase 112,400 shares of Common Stock at $1.28 per share granted on November 1, 2023.

(10)	Includes (i) a fully vested stock option to purchase 20,000 shares of Common Stock at $5 per share granted on March 17, 2022, and expiring on February 15, 2032; and (ii) a 10-year fully vested stock option to purchase 107,050 shares of Common Stock at $1.28 per share granted on November 1, 2023.

(11)	Includes 239,412 shares of Common Stock held by ELG-TRUST-1004-09-01-13, a trust controlled by Mr. Bonilla. Information based on Forms 3 and 4 filed by Carlos J. Bonilla with the SEC.

(12)	Stock ownership based on a Schedule 13G filed by Carlos G. Bonilla with the SEC on January 17, 2024. The address of Mr. Bonilla listed on his Schedule 13G is 407 Wekiva Springs Rd, Suite 207, Longwood, FL 32779.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Set forth below is a description of certain relationships and related person transactions since January 1, 2022, between us or our subsidiaries, and our directors, executive officers and holders of more than 5% of our voting securities that involve the lower of $120,000 or 1% of the average of total assets in the last two fiscal years. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

Certain companies owned by Mr. La Rosa have from time-to-time loaned money to one or more of the Company’s subsidiaries, affiliates or franchisees with balances that, in the aggregate, were less than $120,000 or 1% of the Company’s average of total assets at December 31, 2023 and 2022.

The Company leases its corporate office from an entity controlled by the Company’s CEO. The rent expense for the year ending December 31, 2023 was $134,505. During 2022, no rent expense was charged to the Company. There is no written agreement, and the rent is determined on a month-to-month basis. There are no future minimum rental payments, and the lease may be cancelled at any time by either party.

On July 1, 2023, the Company began leasing office space for its subsidiary, La Rosa Realty, from an entity owned by Joseph La Rosa, the Company’s CEO, and Michael La Rosa, the Company’s member of the Board. There is a written lease, which includes minimum monthly rent of $4,593, with a term ending in June 2025.

On May 4, 2023, the mother of the Company’s CEO purchased 200 shares of the Company’s series A preferred stock for $200,000. Upon the Company’s IPO, the shares were converted into 57,142 shares of the Company’s Common Stock.

Due from related party

La Rosa Realty, LLC has provided interest-free, due on demand advances to La Rosa Insurance LLC, a company controlled by the Company’s CEO. The outstanding balance was $41,558 as of December 31, 2022. As a newly publicly traded company, the Company must comply with the Sarbanes-Oxley Act of 2002 and specifically Section 402, which amended the Securities Exchange Act of 1934 to prohibit companies from making most personal loans to their directors and executive officers. During the fourth quarter of 2023, upon the Company completing its IPO, the Compensation Committee reviewed the advance, which had a balance of $45,413, and determined that the existing related party receivable would be charged as part of the Company’s CEO’s annual bonus as specified in his employment agreement.

Due to related party (due on demand advances)

Prior to 2023, the Company’s CEO provided interest free, due on demand, advances to the Company for general operations. The outstanding balance of these obligations was $75,591 as of December 31, 2022.

Prior to 2023, a relative of the Company’s CEO provided an interest free, due on demand, advance to the Company. The outstanding balance was $48,000 as of December 31, 2022.

Prior to 2023, an entity owned by the Company’s CEO provided an interest free, due on demand, advance to the Company. The outstanding balance was $40,654 as of December 31, 2022.

The Company repaid all of the advances totaling $149,245 at the closing of the Company’s IPO on October 12, 2023.

Due to related party (term loans)

From February 2022 through October 3, 2022, the Company issued to the Company’s CEO six unsecured subordinated promissory notes in the aggregate principal amount of $765,000. The notes accrued interest at rates ranging from 1.4% per annum to 3.43% per annum, each with a three year term with monthly payments toward principal and interest beginning after the Company’s IPO.

On July 15, 2021, the Company issued to a private investor, Mr. Carlos J. Bonilla, an attorney with the law firm of ELP Global PLLC that represents the Company, an unsecured subordinated promissory note (the “ELP Note”) in the principal amount of $40,000 that was used for general corporate purposes. Interest accrued on the principal amount at 18% per annum. On December 1, 2022, the Company’s CEO, Joseph La Rosa, entered into an agreement with Mr. Bonilla pursuant to which Mr. La Rosa sold to Mr. Bonilla 600,000 shares of his common stock in exchange for the assignment by Mr. Bonilla of the ELP Note plus accrued interest and the payment by Mr. Bonilla to Mr. La Rosa of cash in the amount of $449,500. As a result of the assignment of the ELP Note to Mr. La Rosa, the principal balance of $40,000 was reclassified to “Due to related party” on the consolidated balance sheets.

On December 2, 2022, the Company issued to the Company’s CEO a Convertible OID Promissory Note in the original principal amount of $491,530 for which he paid $449,500. The note had an annual original issue discount of 8.55% with a default interest rate of 24.0% and a $5,000 per month per occurrence delinquency penalty. The holder had the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into shares of the Company’s Common Stock at a price equal to the offering price of the initial public offering multiplied by 0.75 with certain distribution, fundamental transaction and anti-dilution protections and cash penalties for failure to deliver the shares in a timely manner. The Company also issued to the Company’s CEO warrants exercisable for 50,000 shares of the Company’s Common Stock that: (i) have a term of 60 months; (ii) have full ratchet anti-dilution protection provisions; (iii) are exercisable for a number of shares of our Common Stock equal to the number of shares that would be issued upon full conversion of this note; and (iv) have an exercise price equal to the lower of: (A) $5.00 per share, or (B) the price per share of any subsequent offering undertaken by the Company. The Company also granted to the Company’s CEO (i) upon repayment of the loan, 60,000 shares of the Company’s Common Stock, (ii) the right to participate in any future financings, (iii) the right to rollover the principal and interest due to acquire Company securities in any future public or private offering, (iv) extensive and non-customary default provisions in the note, and (v) certain other affirmative and negative covenants.

In March 2023, the Company exchanged, in a private placement under Sections 3(a)(9) and 4(a)(2) of the Securities Act, the six unsecured subordinated promissory notes, the ELP Note, and the Convertible OID Promissory Note representing an aggregate amount of principal and accrued interest of $1,324,631, for 1,321 shares of the Company’s series A preferred stock. Upon the Company’s IPO, the shares were converted into 377,428 shares of the Company’s Common Stock. See Note 8 – Stockholders’ Equity for additional information.

In 2022, we paid $229,528 cash dividends to Joseph La Rosa who was the sole stockholder of the Company on or prior to November 14, 2022.

Item 14. Principal Accountant Fees and Services.

During the years ended December 31, 2023 and 2022, we engaged Marcum LLP as our independent registered accounting firm. For the years ended December 31, 2023 and 2022, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees	$288,470	$486,675
Audit-Related Fees	$184,232	$20,256
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$472,702	$506,931

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These audit-related fees also consist of the review of our registration statements filed with the SEC and related services normally provided in connection with regulatory filings or engagements. “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit and non-audit services permitted by law or applicable SEC regulations (including fee and terms of engagement) to be performed by our external auditor.

All of the services provided above under the caption “Audit-Related Fees” were approved by our Board of Directors or by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: The following Financial Statements and Supplementary Data of La Rosa Holdings Corp and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Balance Sheets at December 31, 2023 and 2022;

●	Statements of Operations for the years ended December 31, 2023 and 2022;

●	Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022;

●	Statements of Cash Flows for the years ended December 31, 2023 and 2022; and

●	Notes to Financial Statements.

2.	Exhibits:

The following exhibits are included herein or incorporated by reference.

Exhibit No.	Description
2.1	Reorganization Agreement And Plan of Share Exchange dated July 22, 2021 by and among La Rosa Holdings Corp., La Rosa Coaching, LLC, La Rosa CRE, LLC, La Rosa Franchising, LLC, La Rosa Property Management, LLC, and La Rosa Realty, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.1	Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.2	Amended and Restated Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.3	Bylaws of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.4	Certificate of Amendment to Articles of Incorporation for 3.5 for 1 reverse stock split (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
3.5	Certificate of Correction of Certificate of Amendment to Articles of Incorporation for 10 for 1 reverse stock split (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
3.6	Certificate Of Designations, Preferences And Rights Of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
3.7	Certificate of Amendment to Articles of Incorporation for 2 for 1 forward stock split (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
4.2	Warrant issued to Exchange Listing, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
4.3	Form Of Certificate For Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
4.4	Representative Warrant dated as of October 12, 2023, issued by the Company to Alexander Capital L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC as of October 13, 2023).
4.5	Form of 13% OID Senior Secured Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.6	Form of First Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.7	Form of Second Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.8	Description of Registrant’s Securities
4.9	Common Stock Purchase Warrant dated February 20, 2024 issued to Alexander Capital L.P.
10.1#	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.2#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.3#	Employment Agreement by and between La Rosa Holdings Corp. and Alex Santos, dated January 10, 2022.

10.4#	Form of Employment Agreement by and between La Rosa Holdings Corp. and Joseph La Rosa dated November 1, 2021 (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.5#	Director Agreement by and between La Rosa Holdings Corp. and Thomas Stringer (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.6#	Director Agreement by and between La Rosa Holdings Corp. and Jodi R. White (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.7#	Director Agreement by and between La Rosa Holdings Corp. and Michael La Rosa (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.8#	Director Agreement by and between La Rosa Holdings Corp. and Ned L. Siegel (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.9	Form of Convertible Note Purchase Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.10	Convertible Promissory Note by La Rosa Holdings Corp. to Rodney and Jennifer Bosley dated August 18, 2021 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.11	Convertible Promissory Note by La Rosa Holdings Corp. to Capital Pro LLC dated July 22, 2021 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.12	Convertible Promissory Note by La Rosa Holdings Corp. to Andres L. Hebra dated July 22, 2021 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.13	Convertible Promissory Note by La Rosa Holdings Corp. to ROI Funding LLC dated July 22, 2021 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.14	Convertible Promissory Note by La Rosa Holdings Corp. to Nadia Tattrie dated August 27, 2021 (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.15	Convertible Promissory Note by La Rosa Holdings Corp. to Sonia Fuentes-Blanco dated September 14, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.16	Convertible Promissory Note by La Rosa Holdings Corp. to Patricia Jacome dated August 16, 2021 (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.17	Convertible Promissory Note by La Rosa Holdings Corp. to Reyex Consulting, LLC dated October 12, 2021 (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.18	Convertible Promissory Note by La Rosa Holdings Corp. to Anderson Correa dated October 11, 2021 (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.19	Convertible Promissory Note by La Rosa Holdings Corp. to Katherine Lemieux dated October 15, 2021 (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.20	Convertible Promissory Note by La Rosa Holdings Corp. to Luz Josanny Colon dated September 28, 2021 (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

10.21	Convertible Promissory Note by La Rosa Holdings Corp. to Junior A. Morales Barreto dated October 15, 2021 (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.22	Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.23	Convertible Promissory Note by La Rosa Holdings Corp. to Michael Kerns dated October 15, 2021 (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.24	Convertible Promissory Note by La Rosa Holdings Corp. to Seana Abdelmajid dated October 20, 2021 (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.25	Convertible Promissory Note by La Rosa Holdings Corp. to Milton Ocasio LLC dated September 28, 2021 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.26	Convertible Promissory Note by La Rosa Holdings Corp. to Gihan Awad dated October 12, 2021 (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.27	Franchise disclosure document of La Rosa Franchising, LLC dated March 2, 2020, and template Franchise Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.28	Capital Market Advisory Agreement by and between La Rosa Realty Corp. and Exchange Listing, LLC dated May 12, 2021 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.29	Lease Agreement by and between Crosscreek Village Station LLC and La Rosa Realty, LLC dated August 2, 2018, for office space located at Crosscreek Village shopping center, St. Cloud Florida (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.30	Lease Agreement by and between LJR Partners LLC and La Rosa Realty, LLC dated May 28, 2021, for office space located at 377-381 N. Krome Avenue, Homestead, Florida (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.31	Lease Agreement by and between Baez-Pavon Ins Group LLC and La Rosa Realty, LLC dated November 16, 2021, for office space located at 3388 Magic Oak LN, Sarasota, Florida (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.32	Amendment to Capital Market Advisory Agreement dated December 16, 2021 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.33	Convertible Promissory Note by La Rosa Holdings Corp. to Norkis Fernandez dated October 15, 2021 (incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.34	Convertible Promissory Note by La Rosa Holdings Corp. to Shakyra Cortez dated December 13, 2021 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.35	Convertible Promissory Note by La Rosa Holdings Corp. to Randy Vasquez dated December 18, 2021 (incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.36	Convertible Promissory Note by La Rosa Holdings Corp. to Victor Cruz dated January 7, 2022 (incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

10.37	(Consulting) Agreement dated January 10, 2022 between La Rosa Holdings Corp. and Bonilla Opportunity Fund I Ltd. (incorporated by reference to Exhibit 10.45 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.38	Stock Purchase Agreement dated as of January 10, 2022 between Bonilla Opportunity Fund I Ltd. and La Rosa Holdings Corp. (incorporated by reference to Exhibit 10.46 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.39	Renewal Note due April 30, 2022 by La Rosa Realty Corp. to ELP Global PLLC dated March 10, 2022 (incorporated by reference to Exhibit 10.47 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.40	Agent Incentive Plan (incorporated by reference to Exhibit 10.48 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.41	Note due December 31, 2021 by La Rosa Realty Corp. and ELP Global PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.42	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated February 25, 2022 (incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.43	Amendment dated April 14, 2022 to the Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.44	Convertible Promissory Note by La Rosa Holdings Corp. to Peter Lopez dated February 22, 2022 (incorporated by reference to Exhibit 10.55 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.45	Amendment No. 1 to La Rosa Holdings Corp. 2022 Agent Incentive Plan dated April 26, 2022 (incorporated by reference to Exhibit 10.56 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.46#	Form of Amended Employment Agreement by and between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.57 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.47	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.58 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.48	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated May 17, 2022 (incorporated by reference to Exhibit 10.59 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.49	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated June 29, 2022 (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.50	Amendment to Capital Market Advisory Agreement by and between La Rosa Holdings Corp. and Exchange Listing, LLC dated July 1, 2022 (incorporated by reference to Exhibit 10.65 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.51	Amendment to (Consulting) Agreement by and between La Rosa Holdings Corp. and Bonilla Opportunity Fund I Ltd. dated July 20, 2022 (incorporated by reference to Exhibit 10.66 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.52#	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.67 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).

10.53#	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.68 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.54	Form of Extension Agreement to Note Purchase Agreement (incorporated by reference to Exhibit 10.69 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.55	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.70 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.56	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated July 28, 2022 (incorporated by reference to Exhibit 10.71 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.57	Amendment dated August 22, 2022 to the Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021.
10.58	Capital Market Advisory Agreement by and between La Rosa Realty Corp. and Exchange Listing, LLC dated July 1, 2022 (incorporated by reference to Exhibit 10.73 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.59	Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.74 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.60	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated October 3, 2022 (incorporated by reference to Exhibit 10.81 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.61	Convertible Promissory Note by La Rosa Holdings Corp. to Gemma and Whitfield Pressinger dated October 5, 2022 (incorporated by reference to Exhibit 10.83 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.62	Convertible Promissory Note by La Rosa Holdings Corp. to Misael Ortega dated October 7, 2022 (incorporated by reference to Exhibit 10.84 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.63#	Form of Employment Agreement by and between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.85 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.64	Amendment No. 1 dated October 28, 2022 to the Unsecured Subordinated Promissory Notes by La Rosa Holdings Corp. to Joseph La Rosa dated February 25, 2022, dated April 29, 2022, dated May 17, 2022, dated June 29, 2022, dated July 28, 2022, dated October 3, 2022. (incorporated by reference to Exhibit 10.86 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.65	Amendment dated October 30, 2022 to the Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.87 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.66	Form of Extension Agreement dated October 25, 2022 to a Note Purchase Agreement (incorporated by reference to Exhibit 10.88 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).

10.67	Form of Second Extension Agreement October 25, 2022 to a Note Purchase Agreement (incorporated by reference to Exhibit 10.89 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.68	Securities Purchase Agreement by and between La Rosa Holdings Corp. and Named Investors dated November 14, 2022 (incorporated by reference to Exhibit 10.90 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.69	Senior Secured Convertible Promissory Note by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.91 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.70	Pledge and Security Agreement by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.92 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.71	Common Share Purchase Warrant by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.93 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.72#	Amendment No. 1 dated November 14, 2022 to the Employment Agreement between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.94 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.73	Convertible Original Issue Discount Promissory Note by and Between La Rosa Holdings Corp. and Joseph La Rosa dated December 2, 2022 (incorporated by reference to Exhibit 10.95 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of January 6, 2023).
10.74	Common Stock Purchase Warrant by and between La Rosa Holdings Corp. and Joseph La Rosa dated December 2, 2022. (incorporated by reference to Exhibit 10.96 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of January 6, 2023).
10.75	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.97 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.76	Amendment No. 2 dated February 16, 2023 to Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.99 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.77	Form of Series A Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.100 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.78	Debt Exchange Agreement between La Rosa Holdings Corp. and Joseph La Rosa dated March 27, 2023 (incorporated by reference to Exhibit 10.101 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.79	Share vesting, cancellation and reissuance agreement by and between La Rosa Holdings Corp., Bonilla Opportunity Fund I, LTD, CGB-TRUST-1001-01-13-22 and ELG Trust 1004-09-01-13, dated December 8, 2022 (incorporated by reference to Exhibit 10.102 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.80#	Amendment dated May 17, 2023 to the Employment Agreement between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.103 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).

10.81#	Amendment dated May 17, 2023 to the Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph LaRosa dated April 29, 2022 (incorporated by reference to Exhibit 10.104 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.82	Amendment No. 1 dated May 18, 2023 to the Share Vesting, Cancellation and Reissuance Agreement between La Rosa Holdings Corp., Bonilla Opportunity Fund I, LTD, CGB-TRUST-1001-01-13-22 and ELG Trust 1004-09-01-13 dated December 8, 2022. (incorporated by reference to Exhibit 10.105 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.83	Amendment No. 2 dated June 8, 2023 to the Share Vesting, Cancellation and Reissuance Agreement between La Rosa Holdings Corp., Bonilla Opportunity Fund I, LTD, CGB-TRUST-1001-01-13-22 and ELG Trust 1004-09-01-13 dated December 8, 2022 (incorporated by reference to Exhibit 10.106 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 21, 2023).
10.84	Extension agreement between Emmis Capital II, LLC and La Rosa Holdings Corp. dated June 21, 2023 (incorporated by reference to Exhibit 10.107 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 21, 2023).
10.85	Lease Extension Agreement between La Rosa Realty, LLC and LJR Partners, LLC dated May 10, 2023 (incorporated by reference to Exhibit 10.108 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of July 14, 2023).
10.86	Amendment No. 3 dated July 12, 2023 to Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.109 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of July 14, 2023).
10.87	Amendment No. 4 dated August 25, 2023 to Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.110 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of September 1, 2023).
10.88	Standard Merchant Cash Advance Agreement between La Rosa Holdings Corp. and Cedar Advance LLC dated July 3, 2023 (incorporated by reference to Exhibit 10.111 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of September 1, 2023).
10.89#	Amendment dated August 14, 2023 to the Employment Agreement between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.112 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of September 1, 2023).
10.90	Stock Purchase Agreement dated as of January 6, 2022 by and among La Rosa Holdings Corp. and Norkis Fernandez and La Rosa Realty Lake Nona, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Form S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.91	Amendment dated September 15, 2022 to Stock Purchase Agreement dated January 6, 2022 by and among La Rosa Holdings Corp. and La Rosa Realty Lake Nona, Inc. (incorporated by reference to Exhibit 10.75 of the Company’s Form S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.92	Membership Interest Purchase Agreement dated as of December 21, 2021 by and among La Rosa Holdings Corp. and Maria Flores-Garcia and Horeb Kissimmee Realty LLC (incorporated by reference to Exhibit 10.43 of the Company’s Form S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.93	Amendment dated September 15, 2022 to Membership Interest Purchase Agreement dated December 21, 2021 by and among La Rosa Holdings Corp. and Horeb Kissimmee Realty, LLC (incorporated by reference to Exhibit 10.78 of the Company’s S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).

10.94#	Amendment No. 2 dated December 7, 2023 to Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 8, 2023).
10.95	Membership Interest Purchase Agreement dated as of December 12, 2023 by and among La Rosa Holdings Corp., La Rosa Realty CW Properties, LLC and the CWP Selling Member. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.96	Membership Interest Purchase Agreement dated as of December 13, 2023 by and among La Rosa Holdings Corp., La Rosa Realty Premier, LLC and the Premier Selling Member. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.97	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.98	Membership Interest Purchase Agreement dated as of December 20, 2023 by and among La Rosa Holdings Corp., La Rosa Realty Orlando, LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 27, 2023).
10.99	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of December 27, 2023).
10.100	Form of membership Interest Purchase Agreement dated as of December 28, 2023 by and among La Rosa Holdings Corp., La Rosa Realty North Florida, LLC and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of January 4, 2024).
10.101	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of January 4, 2024).
10.102#	Employment agreement between Deana La Rosa and La Rosa Holdings Corp. dated January 31, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 1, 2024).
10.103#	Amendment dated February 1, 2024 to the employment agreement between Kent Metzroth and La Rosa Holdings Corp. dated November 1, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 1, 2024).
10.104	Membership Interest Purchase Agreement dated as of February 21, 2024 by and among La Rosa Holdings Corp., La Rosa Realty Winter Garden LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 23, 2024).
10.105	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 23, 2024).
10.106	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.107	Form of Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.108	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.109	Form of First Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.110	Form of Second Warrant (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.111	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.112	Membership Interest Purchase Agreement dated as of March 7, 2024 by and among La Rosa Holdings Corp., La Rosa Realty Georgia LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of March 13, 2024).

10.113	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of March 13, 2024).
10.114	Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan
10.115

Form of Stock Purchase Agreement dated as of March 15, 2024 by and among La Rosa Holdings Corp., La Rosa Realty California and the Selling Stockholder (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of March 21, 2024).

10.116	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of March 21, 2024).
10.117	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.118	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.119	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.120	Form of Commercial Lease Agreement by and between Hayward Area Historical Society and Yeimalis Acevedo-Rasmussen dated November 4, 2021, for office space located at: 22392 Foothill Blvd., Hayward CA 94541
10.121	Form of Lease Agreement by and Between 1146 Vision Holdings LLC and La Rosa Realty LLC dated July 1, 2023, for office space located at: 1420 Celebration Blvd, Suite 101, 103, Celebration, FL 34747
10.122	Form of Lease Agreement by and between G&L Mast LLC and La Rosa Realty LLC dated February 8, 2024, for office space located at: 3407 Magic Oak Lane, Sarasota, Florida
10.123	Form of Office Lease Agreement by and between TGC MS Phase I North LLC and La Rosa Realty Group LLC dated February 21, 2019, for office space located at: 15500 New Barn Road, Miami Lakes, Miami-Dade County, Florida 33014
10.124	Form of Lease Agreement by and between La Rosa Realty Georgia LLC and American Capital Properties, LLC, dated April 2, 2024, for office space located at: 3483 Satellite Blvd, Suite 115 South, Duluth, Gwinnett County, Georgia 30096
10.125	Form of Commercial Lease Agreement by and between Holder Investments, Inc. and La Rosa Realty, LLC, dated March 1, 2024, for office spaces located at: 1165 E Plant St., Unit 8, Winter Garden, Florida 34787
10.126	Form of Retail Lease Agreement by and between SGO Osceola village, LLC and La Rosa Realty, LLC dated July 13, 2016, for office space located at: 3032 Dyer Blvd., Kissimmee, Florida 34741
10.127	Form of Assignment, Assumption and Consent Agreement by and among La Rosa Realty, LLC, Horeb Kissimmee Realty LLC, and SGO Osceola Village, LLC dated November 30, 202, for office space located at: 3032 Dyer Blvd., Kissimmee, Florida 34741
10.128	Form of Commercial Lease Agreement by and between La Rosa Realty Kissimmee and Horeb Legacy Investments LLC, dated December 1, 2022, for office space located at: 3040 Loopdale Lane, Kissimmee, Florida 34741
10.129	Form of Lease Agreement by and between Baymeadows Properties LLC and La Rosa Realty North Florida LLC dated October 1, 2020, for office space located at: 9250 Baymeadows Road, Jacksonville, Florida 32256
10.130	Form of Lease Agreement by and between Epiphany Property Holdings, LLC and La Rosa Realty/the Executive Group, Inc., dated August 29, 2022, for office space located at: 1805 W. Colonial Dr., Unit C-1, Orlando, Florida 32804
10.131	Form of Office Lease Agreement by and between Daia Group LLC, La Rosa Realty Georgia, LLC and Coldwell Banker Commercial Metro Brokers, dated April 6, 2021, for office space located at: 5855 Medlock Bridge Parkway, Suite 100, Alpharetta, Georgia 30022
10.132	Form of Shopping Center Lease Agreement by and between Deno P. Dikeou and La Rosa Realty, LLC, dated September 9, 2016 with seven addenda, for office space located at: 626 N. Alafaya Trail, #297, Orlando, Florida 32828
10.133	Form of Commercial Sublease Agreement by and Between La Rosa Realty Georgia and Carmen Delgado, dated January 1, 2024, for office space located at: 175 John W. Morrow Jr. Pkwy, Gainsville, Georgia 30501
10.134	Form of Commercial Net Lease for Part of Building by and between Baez-Pavon Insurance Group LLC and La Rosa Realty LLC dated January 1, 2023, for office space located at: 3388 Magic Oak Lane, Sarasota, Florida 34232
10.135	Form of Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated March 22, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829

10.136	Form of First Amendment to Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated April 1, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829
10.137	Form of Lease Agreement by and between the Executive Group and WCDO, LLC, dated March 10, 2014, with addenda, for office space located at: 1805 W. Colonial Dr., Unit B-1 Orlando, Florida 32804
10.138	Form of Amendment to Lease by and between Epiphany Property Holdings, LLC, and the Executive Group, Inc., dated June 18, 2021, for office space located at: 1805 W. Colonial Dr., Unit B-1, Orlando, Florida 32804
10.139	Form of Amendment to Lease by and between Epiphany Property Holdings, LLC, and the Executive Group, Inc., dated June 18, 2021, for office space located at: 1805 W. Colonial Dr., Unit B-2, Orlando, Florida 32804
10.140	Renewal letter dated March 14, 2022 to the Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated March 22, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
19.1	Insider Trading Policy of La Rosa Holdings Corp.
21.1	List of subsidiaries
23.1	Consent of Marcum LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of La Rosa Holdings Corp.
99.1	La Rosa Holdings Corp. Audit Committee Charter (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
99.2	La Rosa Holdings Corp. Compensation Committee Charter (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
99.3	La Rosa Holdings Corp. Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
#	Management contracts or compensatory plans, contracts or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LA ROSA HOLDINGS CORP.

Dated: April 16, 2024	/s/ Joseph La Rosa
Joseph La Rosa
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph La Rosa	Founder, President, Chief Executive Officer, and	April 16, 2024
Joseph La Rosa	Director (Principal Executive Officer)

/s/ Kent Metzroth	Chief Financial Officer (Chief Accounting Officer)	April 16, 2024
Kent Metzroth

/s/ Michael A. La Rosa	Director	April 16, 2024
Michael A. La Rosa

/s/ Ned L. Siegel	Director	April 16, 2024
Ned L. Siegel

/s/ Thomas Stringer	Director	April 16, 2024
Thomas Stringer

/s/ Jodi R. White	Director	April 16, 2024
Jodi R. White