Form 10-Q
period 2024-03-31
La Rosa Holdings Corp.
filed 2024-05-15
CIK 1879403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, the registrant had 14,817,655 shares of common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,079,161	$959,604
Restricted cash	1,604,377	1,484,223
Accounts receivable, net of allowance for credit losses of $99,443 and $83,456, respectively	825,710	826,424
Total current assets	3,509,248	3,270,251

Noncurrent assets:
Property and equipment, net	13,408	14,893
Right-of-use asset, net	983,230	687,570
Intangible assets, net	5,178,761	4,632,449
Goodwill	6,568,225	5,702,612
Other long-term assets	19,854	21,270
Total noncurrent assets	12,763,478	11,058,794
Total assets	$16,272,726	$14,329,045
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,597,529	$1,147,073
Accrued expenses	234,780	227,574
Contract liabilities	164,767	—
Derivative liability	122,300	—
Advances on future receipts	—	77,042
Accrued acquisition cash consideration	255,000	300,000
Notes payable, current	662,190	4,400
Lease liability, current	406,162	340,566
Total current liabilities	3,442,728	2,096,655

Noncurrent liabilities:
Note payable, net of current	646,926	615,127
Security deposits payable	1,604,377	1,484,223
Lease liability, noncurrent	591,609	363,029
Other liabilities	2,950	2,950
Total non-current liabilities	2,845,862	2,465,329
Total liabilities	6,288,590	4,561,984

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 2,000 Series X shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock - $0.0001 par value; 250,000,000 shares authorized; 14,252,716 and 13,406,480 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,425	1,341
Additional paid-in capital	22,283,884	18,016,400
Accumulated deficit	(16,706,552)	(12,107,756)
Total stockholders’ equity – La Rosa Holdings Corp. shareholders	5,578,757	5,909,985
Noncontrolling interest in subsidiaries	4,405,379	3,857,076
Total stockholders’ equity	9,984,136	9,767,061
Total liabilities and stockholders’ equity	$16,272,726	$14,329,045

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$13,088,899	$6,041,636

Cost of revenue	11,926,902	5,413,926

Gross profit	1,161,997	627,710

Operating expenses:
Sales and marketing	232,727	91,378
General and administrative	2,321,855	883,261
Stock-based compensation — general and administrative	3,191,138	69,314
Total operating expenses	5,745,720	1,043,953

Loss from operations	(4,583,723)	(416,243)
Other income (expense)
Interest expense, net	(20,252)	(92,133)
Amortization of debt discount	(56,003)	(592,620)
Change in fair value of derivative liability	(5,000)	111,478
Other income, net	—	567
Loss before provision for income taxes	(4,664,978)	(988,951)
Benefit from income taxes	—	—
Net loss	(4,664,978)	(988,951)
Less: Net loss attributable to noncontrolling interests in subsidiaries	(66,182)	—
Net loss after noncontrolling interest in subsidiaries	(4,598,796)	(988,951)
Less: Deemed dividend	230,667	—
Net loss attributable to common stockholders	$(4,829,463)	$(988,951)
Loss per share of common stock attributable to common stockholders
Basic and diluted	$(0.35)	$(0.16)

Weighted average shares used in computing net loss per share of common stock attributable to common stockholders
Basic and diluted	13,672,655	6,002,578

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Preferred Stock				Additional		Total	Noncontrolling
Three Months Ended	Series X		Common Stock		Paid-In	Accumulated	Stockholders’	Interest In	Total
March 31, 2024	Shares	Par	Shares	Amount	Capital	Deficit	Equity	Subsidiaries	Equity
Balance as of December 31, 2023	2,000	$—	13,406,480	$1,341	$18,016,400	$(12,107,756)	$5,909,985	$3,857,076	$9,767,061
Net loss						(4,598,796)	(4,598,796)	(66,182)	(4,664,978)
Issuance of common stock for acquisitions			546,423	54	991,716		991,770	614,485	1,606,255
Equity awards issued with debt issuance			67,000	7	86,611		86,618		86,618
Stock-based compensation			230,000	23	3,191,115		3,191,138		3,191,138
Issuance of common stock for equity awards, net of shares withheld for taxes			2,813	—	(1,958)		(1,958)		(1,958)
Balance as of March 31, 2024	2,000	$—	14,252,716	$1,425	$22,283,884	$(16,706,552)	$5,578,757	$4,405,379	$9,984,136

Three Months Ended	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional Paid-In	Accumulated	Total
March 31, 2023	Shares	Par	Shares	Par	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	—	$—	2,000	$—	6,000,000	$600	$1,410,724	$(4,289,319)	$(2,877,995)
Net loss								(988,951)	(988,951)
Issuance of preferred stock	2,264	—					2,270,085		2,270,085
Extinguishment of derivative liability related to exchange of convertible and related party debt							242,909		242,909
Stock-based compensation							69,314		69,314
Shares issued under employee agreements					4,000	—	—		—
Balance as of March 31, 2023	2,264	$—	2,000	$—	6,004,000	$600	$3,993,032	$(5,278,270)	$(1,284,638)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(4,664,978)	$(988,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,191,138	69,314
Amortization and deprecation	273,251	—
Change in fair value of derivatives	5,000	(111,478)
Amortization of debt discount and financing fees	56,003	592,620
Non-cash interest expense	14,955	79,892
Provision for credit losses	15,987	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(12,880)	167,262
Prepaid expenses	11,726	45,000
Accounts payable	390,853	(277,397)
Accrued expenses	(14,345)	81,791
Contract liabilities	164,767	—
Security deposits payable	120,154	70,030
Operating lease liabilities	(89,936)	—
Net Cash Used in Operating Activities	(538,305)	(271,917)
Cash Flows from Investing Activities:
Cash acquired through acquisition of businesses	98,612	—
Net Cash Provided by Investing Activities	98,612	—
Cash Flows from Financing Activities:
Borrowings on bank line of credit	—	162,590
Payments on bank line of credit	—	(153,301)
Proceeds from notes payable	1,000,000	—
Deferred debt issuance costs	(187,974)	—
Payments on notes payable	(1,201)	(855)
Payments on advances on future receipts	(84,463)	—
Payments on post-acquisition consideration	(45,000)	—
Payments related to the public offering	—	(173,768)
Payments to related party	—	(15,000)
Issuance of preferred stock	—	655,000
Withholding tax paid on behalf of employees on stock-based awards	(1,958)	—
Net Cash Provided by Financing Activities	679,404	474,666

Net Increase in Cash and Restricted Cash	239,711	202,749
Cash and Restricted Cash at Beginning of Period	2,443,827	1,529,922
Cash and Restricted Cash at End of Period	$2,683,538	$1,732,671

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$10,786	$12,241
Taxes	$—	$—

Non-Cash Investing and Financing Activities:
Derivative liability embedded in debt instruments	$117,300	$—
Issuance of 546,423 shares of common stock as consideration of acquisitions of businesses	$991,770	$—
Issuance of 67,000 shares of common stock as part of the issuance of notes payable	$86,618	$—
Convertible debt and related party debt exchanged for 1,608 shares of Series A Convertible Preferred Stock	$—	$1,615,085
Increase in accounts payable related to deferred offering costs	$—	$688,320
Issuance of 230,000 shares of common stock for services rendered	$402,589	$—
Office leases acquired under operating lease obligations	$384,112	$—

Reconciliation of Cash and Restricted Cash
Cash	$1,079,161	$290,504
Restricted Cash	1,604,377	1,442,167
Cash and Restricted Cash	$2,683,538	$1,732,671

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The Company has made estimates and judgements affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited and reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented, which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to the Company’s going concern assessment. The carrying amounts of assets and liabilities presented in the unaudited condensed financial statements do not necessarily purport to represent realizable or settlement values.

The unaudited condensed consolidated financial statements include the financial statements of the Company, all entities that are wholly-owned by the Company, and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated. Business combinations consummated during the reporting period are reflected in the Company’s results effective from the date of acquisition through the end of the reporting period.

Results of the three-month period ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the Company as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements referred to above.

Liquidity – Going Concern and Management’s Plans

On March 31, 2024, the Company had a cash balance of $1.1 million and positive working capital of $67 thousand.

On April 1, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a 13% senior secured promissory note with a principal amount of $1,316,000 and a purchase price of $1,250,200 after an original issue discount of $65,800. The note is convertible into shares of the Company’s common stock at the option of the lender. The promissory note begins amortizing five months after the date of the loan, with full maturity occurring twelve months after the date of each loan. See Note 11 — Subsequent Events for additional information.

The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Furthermore, during the period required to achieve substantially higher revenue in order to become profitable, the Company will require additional funds that might not be readily available or might not be on terms that are acceptable to the Company. Until such time that the Company fully implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. As such, the Company anticipates that its existing working capital, including cash on hand, and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the consolidated financial statements. The Company will be required to raise additional capital to service its promissory notes, to repay the principal balance of each of the notes, and to fund ongoing operations.

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

Reclassifications

Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current year presentation reflected in the financial statements. Specifically, stock-based compensation was separated from general and administrative expenses on the condensed consolidated statements of operations.

La Rosa Holdings Corp. and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Recently Adopted Accounting Standards

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This update also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for the Company in the fiscal year beginning after December 15, 2023. The Company adopted the standard beginning in fiscal year 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

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

Note 2 — Business Combinations

The Company has completed a number of acquisitions in the first quarter of 2024 and will acquire additional businesses in the future. The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided and may consist of cash, equity, or a combination of the two, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies.

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

La Rosa Holdings Corp. and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

During the first quarter of 2024, the Company acquired majority ownership of the following franchisees of the Company: La Rosa Realty Georgia LLC (“Georgia”) and La Rosa Realty California (“California”), and 100% ownership of La Rosa Realty Winter Garden LLC (“Winter Garden”). All three franchises engage mostly in the residential real estate brokerage services to the public primarily through sales agents and also provide coaching and support services to agents on a fee basis.

The following table summarizes the purchase consideration and the purchase price allocation to the estimated fair values of the identifiable assets acquired and liabilities assumed for the three acquisitions. The values assigned to certain acquired assets and liabilities are preliminary as the Company is continuing to evaluate the fair value of the assets and liabilities and may be adjusted as further information becomes available during the allocation period of up to 12 months from the acquisition date.

	Winter Garden	Georgia	California	Total
Acquired ownership	100%	51%	51%
Acquisition date	2/21/24	3/7/24	3/15/24
Common stock issued	268,858	276,178	1,387	546,423

Equity consideration — purchase price	$352,204	$516,453	$123,113	$991,770
Noncontrolling interest	—	496,200	118,285	614,485
Acquisition date fair value	$352,204	$1,012,653	$241,398	$1,606,255

Purchase price allocation	$352,204	$1,012,653	$241,398	1,606,255
Less fair value of net assets acquired:
Cash	17,623	79,553	1,436	98,612
Working capital (less cash)	(17,148)	(54,991)	(45,027)	(117,166)
Intangible identifiable assets	171,767	446,657	111,202	729,626
Long-term assets	—	91,118	106,542	197,660
Long-term liabilities	—	(98,641)	(69,449)	(168,090)
Net assets acquired	172,242	463,696	104,704	740,642
Goodwill	$179,962	$548,957	$136,694	$865,613

Goodwill generated from the acquisition is primarily attributable to expected synergies from future growth and strategic advantages provided through expansion and is not expected to be deductible for income tax purposes.

The classes of intangible identifiable assets acquired and the estimated useful life of each class is presented in the table below for the three acquisitions:

	Winter Garden	Georgia	California	Total
Franchise agreement (10 to 11 years)	$146,990	$356,200	$92,367	$595,557
Agent relationships (8 to 11 years)	—	43,447	7,657	51,104
Real estate listings (1 year)	22,239	37,310	10,417	69,966
Non-compete agreements (4 years)	2,538	9,700	761	12,999
Total identifiable intangible assets acquired	$171,767	$446,657	$111,202	$729,626

The amounts of revenue, cost of revenue, gross profit, and loss from operations before income taxes of the three acquisitions included in the Company’s condensed consolidated statement of operations from the date of the acquisition for the three month period ended March 31, 2024 is as follows:

Three Months Ended
March 31, 2024
Revenue	$245,436
Cost of revenue	$229,712
Gross profit	$15,725
Loss before provision for income taxes	$(11,983)

The following unaudited pro forma financial information presents the combined operating results of the Company, Winter Garden, Georgia, and California, as if each acquisition had occurred as of January 1, 2023. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of the Company’s future consolidated results.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The unaudited pro forma financial information is presented in the table below for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Revenue	$14,077,894	$7,392,607
Cost of revenue	12,810,962	6,649,529
Gross profit	$1,266,932	$743,078

Loss before provision for income taxes	$(4,783,864)	$(1,034,064)
Loss per share of common stock attributable to common stockholders, basic and diluted	$(0.45)	$(0.11)
Weighted average shares used in computing net loss per share of common stock attributable to common stockholders	14,045,661	9,299,115

Note 3 — Assets

Accounts Receivable and Allowance for Credit Losses

The Company’s trade accounts receivable consist of balances due from agents, tenants, franchisees, and commissions for closings and are presented on the condensed consolidated balance sheet, net of the allowance for credit losses. The allowance is determined by a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment of the financial condition of the debtor. Receivables are written off once they are deemed uncollectible, which may arise when the debtor is deemed unable to pay the amounts owed to the Company. The allowance for credit Estimates of uncollectible accounts receivable is recorded to general and administrative expense.

Intangible Assets

Intangible assets consist of franchise agreements, agent relationships, real estate listings, and non-compete agreements, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there were no indicators of impairment during the three months ended March 31, 2024.

The components of purchased intangible assets were as follows:

	Weighted Average Remaining	March 31, 2024			December 31, 2023
	Amortization Period	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Franchise agreement	10	$4,338,638	$121,478	$4,217,160	$3,743,081	$32,334	$3,710,747
Agent relationships	8	573,884	24,757	549,127	522,780	8,692	514,088
Real estate listings	1	368,764	97,827	270,937	298,798	28,366	270,432
Non-compete agreements	4	153,923	12,386	141,537	140,924	3,742	137,182
Total	9	$5,435,209	$256,448	$5,178,761	$4,705,583	$73,134	$4,632,449

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2024, amortization expense was $183 thousand. There was no amortization expense in the three-month period ended March 31, 2023. Based on the intangible assets recorded at March 31, 2024, and assuming no subsequent additions or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

March 31,
2024
2024 – remainder of year	$644,783
2025	534,952
2026	519,314
2027	515,993
2028	480,685
Thereafter	2,483,034
Total	$5,178,761

Note 4 — Liabilities

Fair Value Measurements

Fair value is the price that would be received for an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classified certain liabilities based on the following fair value hierarchy:

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

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses reflected in the condensed consolidated financial statements approximate fair value due to their short-term maturities.

The Company determined that on March 31, 2024 the first warrant qualified as a derivative liability and was recorded at fair value on the date of issuance and will be re-measured at fair value each reporting period with the change reported in earnings.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability (See Note 5)	$—	$—	$122,300	$122,300	$—	$—	$—	$—

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the three-month periods ended March 31, 2024 and 2023:

	2024	2023
Balance – January 1,	$—	$1,022,879
Issuance of derivative liability	117,300	—
Extinguishment of derivative liability	—	(242,909)
Change in fair market value	5,000	(111,478)
Balance – March 31,	$122,300	$668,492

The fair value of the derivative liability was computed using the Black Scholes model both when issued and on the balance sheet date. To determine the fair value, the Company incorporated transaction details such as the price of the Company’s common stock, contractual terms, maturity, and risk-free rates, as well as assumptions about future financings, volatility, probability of contingencies, and holder behavior. The fair value of the derivative liability on the issuance date and the balance sheet date and the assumptions used in the Black-Scholes model are set forth in the table below.

	February 20,	March 31,
	2024	2024
Weighted average fair value	$0.78	$0.88
Dividend yield	—	—
Expected volatility factor	77.5%	77.5%
Risk-free interest rate	4.3%	4.2%
Expected life (in years)	5.0	4.9

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to annual dues received at the start of the calendar year. As of March 31, 2024, the Company has approximately $165 thousand of remaining performance obligations, all of which will be recognized into revenue by the end of the calendar year. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Note 5 — Borrowings

Line of Credit

The Company has a line of credit with Regions Bank that allows for advances up to $150,000 with interest at the Prime Rate plus 4.75% with a floor of 4.75% and no maturity date. On March 31, 2024 and December 31, 2023, no amount was drawn under the facility. The line of credit is collateralized by Company assets.

Economic Injury Disaster Loans

During the fourth quarter of 2023, the Company acquired two franchisees that had outstanding Economic Injury Disaster Loans (the “EIDL Loans”) in the aggregate of $263,000. During the first quarter of 2024, the Company acquired a franchise that had outstanding EIDL Loan in the aggregate of $34,100. The Company acquired the EIDL Loans, and the EIDL loans have terms similar to the Company’s existing EIDL loans. The EIDL Loans mature in 2050 and bear interest at a rate of 3.75% per annum.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Total EIDL Loans are comprised of the following:

	March 31,	December 31,
	2024	2023
Economic Injury Disaster Loans	$652,426	$619,527
Less: current portion	(5,500)	(4,400)
Notes payable, net of current	$646,926	$615,127

Future maturities of term debt as of March 31, 2024, were as follows:

March 31,
2024
2024 – remainder of year	$4,125
2025	5,500
2026	5,500
2027	5,500
2028	5,500
2029	5,500
Thereafter	620,801
Total	$652,426

Convertible Note

On February 20, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $1,052,632. The note has an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 67,000 shares of the Company’s common stock as a commitment fee, a warrant to purchase 120,000 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 95,000 shares of the Company’s common stock with an exercise price of $2.25. The second warrant will only become exercisable if the note is not fully paid on or before the maturity date, at which point the warrant is exercisable until the five-year anniversary of the vesting date. The second warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date. The Company also agreed to register the securities issued to the investor by filing a registration statement with the U.S. Securities and Exchange Commission within ninety (90) calendar days from the date of the agreement. The investor also has a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note are convertible into shares of the Company’s common stock at a conversion price of $2.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $2.50 or the trading price of the shares. The securities purchase agreements contain customary representations and warranties and agreements and obligations of the parties. The proceeds of the note will be used for business development and general working capital purposes. In connection with this financing, the Company also issued to its placement agent, Alexander Capital L.P. (“Alexander Capital”), a 5-year warrant to purchase 21,053 shares of the Company’s common stock at an exercise price of $1.50 per share.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The Company evaluated the terms of the securities purchase agreement and determined that the commitment shares and both warrants are freestanding instruments. The Company determined the commitment shares are classified as equity, which are initially recorded at fair value with no subsequent remeasurement. The Company determined that the first warrant is classified as a derivative liability, which is initially recorded at fair value with changes in fair value recorded in earnings. The second warrant and certain terms within the debt note are contingent upon certain possible events. The Company determined that the contingencies are not probable and, as such, are not recorded as contingent liabilities.

The Company incurred issuance costs that were directly attributable to issuing the debt instrument in the amount of $207,343, which includes a placement fee of $90,000 paid to Alexander Capital. Of the debt issuance costs, $187,974 was paid in cash and the remainder is the value of a warrant issued to Alexander Capital. The Company determined that the warrant issued to Alexander Capital is classified as equity. The issuance costs were not specifically related to any instrument within the transaction and, as such, were allocated in the same proportion as the proceeds were allocated to the debt, the committed shares, and the warrant.

The convertible note is comprised of the following:

March 31,
2024
Principal amount	$1,052,632
Unamortized debt discount	(395,942)
Net carrying value	$656,690

The debt discount is reflected as a reduction on the outstanding liability and is being amortized as non-cash interest expense using the effective interest method over the term of the agreement. The Company accrued interest on the note totaling $14,955 and recorded amortization of the debt discount totaling $48,582 during the three-month period ending March 31, 2024.

Cash Advance Agreement

On July 3, 2023, the Company entered into a standard merchant cash advance agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $764,150 in future receipts of the Company for $500,650. The Company recorded a debt discount in the amount of $237,150 based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company and debt issuance costs of $26,350. The debt discount and debt issuance costs were reflected as a reduction on the outstanding liability and were being amortized as non-cash interest expense using the effective interest method over the term of the agreement. The Cash Advance was fully repaid in January 2024.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 6 — Commitments and Contingencies

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

The Company leases its corporate office from an entity controlled by the Company’s CEO. In addition, some of the entities acquired in the fourth quarter of 2023 and the first quarter of 2024 lease their offices from their former owners, who now hold a minority interest in those entities.

Lease costs for the three-month periods ended March 31, 2024 and 2023 were $207,915 and $31,465, respectively, and are included in general and administrative expenses in the condensed consolidated statements of operations.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$89,936	$—
Right-of-use assets obtained in exchange for lease liabilities	$384,112	$—

During the first quarter of 2024, the Company acquired three franchisees, two of which had remaining lease terms beyond twelve months, resulting in an increase of $187,350 in right-of-use assets and lease liabilities.

Supplemental balance sheet information related to leases is as follows:

	March 31,	December 31,
	2024	2023
Assets:
Right-of-use assets	$983,230	$687,570

Liabilities:
Lease liability, current	$406,162	$340,566
Lease liability, noncurrent	591,609	363,029
	$997,771	$703,595

The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. The weighted average discount rate is 7.94%.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Future maturities on lease liabilities as of March 31, 2024, are as follows:

March 31,
2024
2024 – remainder of year	$379,661
2025	334,264
2026	251,104
2027	146,243
2028	16,639
Total minimum lease payments	1,127,911
Less: imputed interest	(130,140)
Present value of lease obligations	997,771
Less: current portion	(406,162)
Long-term portion of lease obligations	$591,609

There were no leases with residual value guarantees.

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

Note 7 — Warrants

Warrants are issued to consultants as compensation or as part of certain capital raises which entitle the holder to purchase shares of the Company’s common stock at a fixed price. As of March 31, 2024, the Company’s stock price was $1.66.

Warrants issued to two investors who loaned money to the Company, Emmis Capital II, LLC and the Company’s CEO, Joseph La Rosa, on November 14, 2022 and December 2, 2022, respectively, included full ratchet antidilutive protections. The original warrants each covered 50,000 shares at a strike price of $5.00. The February 20, 2024 debt raise transaction required the Company to issue a warrant to Alexander Capital with a strike price of $1.50 (the fair market value of the Company’s common stock at the time of issuance). In accordance with the full ratchet antidilutive terms, the warrants were adjusted to reflect the strike price of the warrant issued to Alexander Capital and the number of shares covered by each of the warrants increased to 166,667. The difference in the fair value between each warrant immediately before and after the trigger was, in aggregate, $230,667, which is considered a deemed dividend that increased the basic net loss per share for common stockholders.

At March 31, 2024, warrants outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Life	Intrinsic
	of Shares	Price	(in years)	Value
Vested	514,387	$3.29	3.87	$56,700
Expected to vest	145,000	3.37	5.42	—
Total	659,387	$3.31	4.21	$56,700

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Additional information with respect to warrant activity:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance — December 31, 2023	423,334	$3.72
Granted	236,053	2.56
Balance — March 31, 2024	659,387	$3.31

On February 20, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note. As part of the transaction, the Company issued two warrants, the first gives the investor the option to purchase 120,000 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date. The second warrant gives the investor the option to purchase 95,000 shares of the Company’s common stock with an exercise price of $2.25. The second warrant will only become exercisable if the note is not fully paid on or before the maturity date, at which point the warrant is exercisable until the five-year anniversary of the vesting date. The second warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date.

Under an agreement between the Company and the Company’s underwriter, Alexander Capital, the Company issued a warrant to Alexander Capital as a result of the issuance of the promissory note on February 20, 2024. The holder of the warrant has the right to purchase 21,053 shares of the Company’s common stock with an exercise price of $1.50, exercisable until the five-year anniversary of the grant date.

As of March 31, 2024 and December 31, 2023, there was no unrecognized expense related to warrants.

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

The weighted average fair value of warrants granted in the first quarter of 2024 and the assumptions used in the Black-Scholes model are set forth in the table below.

March 31,
2024
Weighted average fair value	$0.86
Dividend yield	—
Expected volatility factor	77.5%
Risk-free interest rate	4.3%
Expected life (in years)	5.4

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 8 — Stockholders’ Equity

Common Stock Issuances

On February 20, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note. As part of the transaction, the Company issued 67,000 shares of the Company’s common stock as a commitment fee. The value of the shares was allocated to the debt discount.

In February 2024, the Company executed a service agreement with a service provider for efforts to initiate the Company’s brokerage business in Texas. The Company issued 5,000 shares of the Company’s unregistered, restricted common stock to the service provider, which were issued on February 22, 2024 and valued at $1.32 per share resulting in $6,589 of stock-based compensation expense.

In September 2023, the Company executed a consulting agreement with a service provider to supply certain investor relations services post-IPO. The Company extended the agreement in March 2024 and issued 225,000 shares of the Company’s unregistered, restricted common stock, which were issued on March 13, 2024 and valued at $1.76 per share resulting in $396,000 of stock-based compensation expense.

During the first quarter of 2024, the Company purchased three of the Company’s franchises. The purchase price for all three entities were settled by the issuance of an aggregate of 546,423 unregistered, restricted shares of the Company’s common stock. See Note 2 — Business Combinations for additional information.

Stock Option Awards

For the three-month periods ended March 31, 2024 and 2023, the Company recorded stock-based compensation for employees and directors awards of $2.787 million and $46 thousand, respectively. The Company did not realize any tax benefits associated with share-based compensation for the three-month periods ended March 31, 2024 and 2023, as the Company recorded a valuation allowance on all deferred tax assets.

At March 31, 2024, options outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Life	Intrinsic
	of Shares	Price	(in years)	Value
Vested	3,585,310	$1.79	9.74	$284,528
Expected to vest	20,000	1.70	9.92	—
Total	3,605,310	$1.79	9.74	$284,528

Additional information with respect to stock option activity:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance — December 31, 2023	1,392,125	$2.02
Granted	2,213,185	1.65
Balance — March 31, 2024	3,605,310	$1.79

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The weighted average fair value of stock options granted in the first quarter of 2024 and the assumptions used in the Black-Scholes model are set forth in the table below.

March 31,
2024
Weighted average fair value	$1.27
Dividend yield	—
Expected volatility factor	67.8%
Risk-free interest rate	4.0%
Expected life (in years)	10.0

As of March 31, 2024, unrecognized compensation expense related to stock option awards totaled $25,458. As of December 31, 2023, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock Units

On February 1, 2024, a Restricted Stock Unit (“RSU”) covering 4,000 shares granted to the Company’s Chief Technology Officer (“CTO”) vested. The Company withheld 1,187 shares to cover payroll tax withholding and issued 2,813 shares to the executive. The Company also granted a new RSU to the CTO on February 1, 2024, which will vest on the first anniversary of the grant.

For the three-month periods ending March 31, 2024 and 2023, the Company recorded $2,871 and $23,178, respectively, of share-based compensation expense related to the RSUs. As of March 31, 2024, unrecognized compensation expense related to the awards was $5,815. The Company did not realize any tax benefits associated with share-based compensation for the three-month periods ended March 31, 2024 and 2023, as the Company recorded a valuation allowance on all deferred tax assets.

Note 9 — Earnings Per Share

Basic loss per share of common stock attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock attributable to common stockholders is computed by giving effect to all potential shares of common stock, including those related to the Company’s outstanding warrants, options and RSUs, to the extent dilutive. For all periods presented, these potential shares were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. Two outstanding warrants covering the Company’s common stock included full ratchet antidilutive features. The features were triggered during the first quarter of fiscal year 2024, reducing the strike price for both warrants from $5.00 to $1.50 and the number of shares from 50,000 to 166,667. The difference in the fair value between each warrant immediately before and after the trigger, in aggregate, was $230,667, which is considered a deemed dividend that increased the basic net loss per share for common stockholders.

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been antidilutive:

	Three Months Ended
	March 31,
	2024	2023
Warrants	659,387	373,334
Options	3,605,310	80,000
Restricted stock units	4,000	—
Future equity shares	—	90,000
Total	4,268,697	543,334

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 10 — Segments

The Company’s business is organized into five material reportable segments which aggregate 100% of revenue:

1)	Real Estate Brokerage Services (Residential)

2)	Franchising Services

3)	Coaching Services

4)	Property Management

5)	Real Estate Brokerage Services (Commercial)

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents the information for the Company’s reportable segments for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended
	March 31,
	2024	2023
Revenue by segment
Real estate brokerage services (residential)	$10,237,749	$3,289,981
Franchising services	144,381	304,644
Coaching services	132,993	131,537
Property management	2,544,587	2,274,593
Real estate brokerage services (commercial)	29,189	40,881
	$13,088,899	$6,041,636
Cost of goods sold by segment
Real estate brokerage services (residential)	$9,204,021	$2,991,973
Franchising services	130,089	109,168
Coaching services	73,005	66,899
Property management	2,514,968	2,245,886
Real estate brokerage services (commercial)	4,819	—
	$11,926,902	$5,413,926
Gross profit by segment
Real estate brokerage services (residential)	$1,033,728	$298,008
Franchising services	14,292	195,476
Coaching services	59,988	64,638
Property management	29,619	28,707
Real estate brokerage services (commercial)	24,370	40,881
	$1,161,997	$627,710

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended
	March 31,
	2024	2023
Performance obligations satisfied at a point in time	$9,992,319	$3,203,393
Performance obligations satisfied over time	3,096,580	2,838,243
	$13,088,899	$6,041,636

Note 11 — Subsequent Events

Franchise Acquisition

On April 18, 2024, the Company completed an acquisition of 51% of the membership interests of La Rosa Realty Lakeland LLC, a Florida limited liability company and a franchisee of the Company. The purchase price was $873,902, which was settled by the issuance of an aggregate of 514,939 unregistered, restricted shares of the Company’s common stock based on $1.60 per share, the closing price of the Company’s common stock for the previous trading day and $50,000 in cash. Concurrently the selling member entered into a lock-up/leak out agreement with the Company pursuant to which the selling member may not sell more than one-twelfth of their common shares per calendar month during the one year period commencing after the six-month holding period under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to applicable securities laws.

Debt Issuance

On April 1, 2024, the Company entered into a securities purchase agreement with the same accredited investor for the capital raise on February 20, 2024 for the issuance of a senior secured promissory note with an aggregate principal amount of $1,316,000. The note has an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 50,000 shares of the Company’s common stock as a commitment fee, a warrant to purchase 150,000 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 152,300 shares of the Company’s common stock with an exercise price of $2.25. The second warrant will only become exercisable if the note is not fully paid on or before the maturity date, at which point the warrant is exercisable until the five-year anniversary of the vesting date. The second warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date. The Company also agreed to register the securities issued to the investor by filing a registration statement with the U.S. Securities and Exchange Commission within ninety (90) calendar days from the date of the agreement. The investor also has a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note are convertible into shares of the Company’s common stock at a conversion price of $2.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $2.50 or the trading price of the shares. The securities purchase agreement contains customary representations and warranties and agreements and obligations of the parties. The proceeds of the note will be used for business development and general working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our expectations regarding consumer trends in residential real estate transactions;

●	our expectations regarding overall economic and demographic trends, including the continued growth of the U.S. residential real estate market;

●	our ability to grow our business organically in the various local markets that we serve;

●	our ability to attract and retain additional qualified agents and other personnel;

●	our ability to expand our franchises in both new and existing markets;

●	our ability to increase the number of closed transactions sides and sides per agent;

●	our ability to cross-sell our services among our subsidiaries;

●	our ability to maintain compliance with the law and regulations of federal, state, foreign, county and local governmental authorities, or private associations and governing boards;

●	our ability to expand, maintain and improve the information technologies and systems that we rely upon to operate;

●	our ability to prevent security breaches, cybersecurity incidents and interruptions, delays and failures of our technology infrastructure;

●	our ability to retain our founder and current executive officers and other key employees;

●	our ability to identify quality potential acquisition candidates in order to accelerate our growth;

●	our ability to manage our future growth and dependence on our agents;

●	our ability to maintain the strength of our brands;

●	our ability to maintain and increase our financial performance;

●	the market price for our common stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and minimal profits, which could lead to wide fluctuations in our share price;

●	there have recently been recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility seemingly unrelated to company performance following a number of recent initial public offerings, particularly among companies, like ours, that have had relatively smaller public floats;

●	sales of our common stock by us or our stockholders, which may result in increased volatility in our stock price; and

●	other factors, including the risks contained in the section entitled “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities Exchange Commission (“SEC” or “Commission”) on April 16, 2024, relating to our industry, our operations, and results of operations.

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

In addition to providing person-to-person residential and commercial real estate brokerage services to the public, we cross sell ancillary technology-based products and services primarily to our sales agents and the sales agents associated with our franchisees. Our business is organized based on the services we provide internally to our agents and to the public, which are residential and commercial real estate brokerage, franchising, real estate brokerage education and coaching, and property management. Our real estate brokerage business operates primarily under the trade name La Rosa Realty, which we own, and, to a lesser extent, under the trade name Better Homes Realty which we license. We have 21 La Rosa Realty corporate real estate brokerage offices and branches located in Florida, California, Texas, and Georgia. We have 16 La Rosa Realty franchised real estate brokerage offices and branches and two affiliated real estate brokerage offices that pay us fees in two states in the United States and Puerto Rico. Our real estate brokerage offices, both corporate and franchised, are staffed with 2,454 licensed real estate brokers and sales associates as of March 31, 2024.

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

At the end of 2023, the Company entered into a strategic partnership with Final Offer, a consumer-facing offer management and negotiation platform driven by agents. Final Offer is a technology platform that is designed to simplify real estate transactions, enabling buyers to make successful offers and sellers to maximize the outcome of their sales. Final Offer’s online process allows sellers to establish a minimum sales price and other deal terms online and pre-approved buyers to make binding offers. If a seller sets a “Final Offer” price and terms, an interested buyer can accept it instantly, putting the property under contract. We believe that the Final Offer’s innovative platform is designed to empower both real estate agents and their clients with real-time transparency, streamlining the offer management and negotiation process, creating a fair playing field for all while also providing accountability and trust.

In March 2024, the Company officially launched Final Offer. Final Offer is available to real estate brokers on the Company’s platform in key markets across Florida and Georgia, with plans to expand the offering across the organization.

In the first quarter of 2024, we acquired majority ownership of the following franchisees of the Company: La Rosa Realty Georgia, LLC, La Rosa Realty California, and 100% ownership of La Rosa Realty Winter Garden LLC. In April 2024, we also acquired majority ownership of La Rosa Realty Lakeland LLC, our franchisee.

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

Description of Our Revenues

Our financial results are primarily driven by the total number of sales agents in our Company, the number of sales agents closing residential real estate transactions, the number of sales agents utilizing our coaching services, the number of agents who work with our franchisees, and the number of properties under management. We increased our agent count by just under four 4%, from 2,378 at March 31, 2023 to 2,471 at March 31, 2024.

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

Inflation and Market Interest Rates

The U.S. Federal Reserve continues to take action intended to address sharp increases in inflation. The Federal Reserve Board increased the federal funds rate to a range of 525 to 550 basis points as of March 20, 2024 from a range of 0 to 25 basis points as of the first quarter of 2022. These increases have impacted interest rates, which have significantly contributed to rising mortgage rates. During the second half of 2022, the benchmark 30 year fixed conforming mortgage rate rose above 6% for the first time since 2008, according to Freddie Mac data, and has reached a recent peak of about 8% during the second half of 2023. That interest rate stood at 6.87% as of March 21, 2024. Consequently, housing demand is softening, prices are rising, consumer sentiment has weakened, and home sales are declining. In September of 2023, the existing home sales market declined 15.4% compared to September of 2022 according to the National Association of Realtors. This decline had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home. Continuing poor housing market conditions would adversely affect our operating performance and results of operations.

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

Cybersecurity

Our business faces cybersecurity risks that could have a material adverse effect on our business operations, financial condition, and reputation. Key factors contributing to cybersecurity risks include, but are not limited to:

●	Constantly Evolving Threat Landscape: The landscape of cybersecurity threats is constantly evolving, with new attack vectors, malware, and vulnerabilities emerging regularly. We may not be able to anticipate or mitigate all potential threats effectively.

●	Data Vulnerability: We collect, store, and process sensitive customer and corporate data, making us a target for cybercriminals seeking to steal or exploit this information. A data breach could lead to financial and legal liabilities, including regulatory fines and customer trust erosion.

●	Third-Party Risks: Our reliance on third-party service providers exposes us to risks associated with their cybersecurity practices. A breach or security failure in a third-party system could impact our operations and data.

●	Phishing and Social Engineering: Employees and individuals connected to our organization may be susceptible to phishing attacks or social engineering tactics that compromise security. Human error or manipulation can lead to breaches.

●	Regulatory Compliance: We are subject to various data protection and privacy regulations, and non-compliance could result in legal and financial penalties. Adhering to these regulations requires ongoing efforts and resources.

●	Business Interruption: A cyberattack or system breach may disrupt our operations, affecting our ability to serve customers, fulfill orders, and maintain revenue, resulting in financial losses.

●	Reputation Damage: A publicized cybersecurity incident can significantly damage our brand and reputation, leading to customer churn and reduced market confidence.

Additionally, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. We have included respective disclosures in our Annual Report on Form 10-K for fiscal year ended December 31, 2023 filed with the Commission on April 16, 2024. We will be subject to such Form 8-K disclosure requirements starting June 15, 2024.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal year ended December 31, 2023 describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the Annual Report on Form 10-K as of December 31, 2023.

Recent Accounting Pronouncements

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
Real Estate Brokerage Services (Residential)	$10,237,749	$3,289,981	$6,947,768	211%
Franchising Services	144,381	304,644	(160,263)	(53)%
Coaching Services	132,993	131,537	1,456	1%
Property Management	2,544,587	2,274,593	269,994	12%
Real Estate Brokerage Services (Commercial)	29,189	40,881	(11,692)	(29)%
Total Revenue	$13,088,899	$6,041,636	$7,047,263	117%

Real Estate Brokerage Services (Residential)

Residential real estate services sales revenue increased by approximately $6.9 million, or 211%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was driven by approximately $7.6 million of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the three acquisitions completed in the first quarter of fiscal year 2024, offset by a 36% decrease in total transaction volume. We increased our transaction fee, monthly agent fee, and annual fee effective September 1, 2023, which, if volume returns to 2023 levels, real estate brokerage services revenue, excluding incremental acquisition revenue, will increase in 2024.

Franchising Services

Franchising services revenue decreased by approximately $160 thousand, or 53%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was attributable from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the three acquisitions completed in the first quarter of fiscal year 2024, which no longer contribute to franchising royalties fees, which would have totaled approximately $174 thousand in the first quarter of 2024. Our remaining franchisees saw a similar decrease in volume related to the same market conditions in our residential services, which negatively impacted our franchising royalty fee revenue.

Coaching Services

Coaching services revenue increased by approximately $1 thousand, or 1%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to an increase in an emphasis of our coaching program, partially offset due to the reduction in our residential transaction volume.

Property Management

Property management revenue increased by approximately $270 thousand, or 12%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to an increase in the number of properties under management along with a management fee price increase effective September 1, 2023.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	$	%
Real Estate Brokerage Services (Residential)	$1,033,728	$298,008	$735,720	247%
Gross Margin	10.1%	9.1%	1.0%
Franchising Services	$14,292	$195,476	$(181,184)	(93)%
Gross Margin	9.9%	64.2%	(54.3)%
Coaching Services	$59,988	$64,638	$(4,650)	(7)%
Gross Margin	45.1%	49.1%	(4.0)%
Property Management	$29,619	$28,707	$912	3%
Gross Margin	1.2%	1.3%	(0.1)%
Real Estate Brokerage Services (Commercial)	$24,370	$40,881	$(16,511)	(40)%
Gross Margin	83.5%	100.0%	(16.5)%
Total Gross Profit	$1,161,997	$627,710	$534,287	85%
Total Gross Margin	8.9%	10.4%	(1.5)%

Real Estate Brokerage Services (Residential)

Costs related to residential real estate brokerage services increased by approximately $6.2 million, or 208%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was driven by approximately $6.9 million of cost of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the three acquisitions completed in the first quarter of fiscal year 2024. The gross profit increased by approximately $736 thousand, or 247%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily attributable to the gross profit from acquisitions.

Franchising Services

Costs of revenue for franchising services increased by approximately $20 thousand, or 19%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, related to the increase costs of the external software that supports the Company’s franchises. The gross profit of franchising services has decreased by about 50% for the three-month period ending March 31, 2024 over the comparable prior year period, which is attributable to the reduction in the cost of revenue due to the acquisitions of the nine franchises in the fourth quarter of 2023 and the first quarter of 2024.

Coaching Services

Costs of revenue related to coaching services increased by approximately $6 thousand, or 9%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Costs related to coaching services is related to the augmentation of the coaching program. The gross margin is relatively consistent in the three-month periods ended March 31, 2024 and 2023.

Property Management

Costs of revenue related to property management services increased by approximately $269 thousand, or 12%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in property management costs was primarily related to the timing of distributions to property owners as well as the increase in properties under management. The gross margin is consistent in the three-month periods ended March 31, 2024 and 2023.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
Sales and Marketing	$232,727	$91,378	$141,349	155%
Payroll and benefits	936,492	484,492	452,000	93%
Rent and other	230,771	34,399	196,372	571%
Professional fees	310,565	161,272	149,293	93%
Office	76,969	44,842	32,127	72%
Technology	75,959	39,171	36,788	94%
Insurance, training and other	128,205	119,085	9,120	8%
Public company costs	378,095	—	378,095	NM
Amortization and deprecation	184,799	—	184,799	NM
Total SG&A Expenses	$2,554,582	$974,639	$1,579,943	162%

NM: Not Meaningful

Selling, general and administrative costs increased by approximately $1.6 million, or 162%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Half of the increase was driven by $804 thousand of additional costs from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the three acquisitions completed in the first quarter of fiscal year 2024. The remaining increase is primarily attributable to approximately $378 thousand in public company costs, including listing costs, printer costs, transfer agent fees, and investor relation costs and related professional fees, since our initial public offering in October 2023 as well as approximately $185 thousand of amortization of the intangible assets incurred through the acquisitions in the fourth quarter of 2023 and the first quarter of 2024.

Stock-based compensation

We incurred stock-based compensation of approximately $3.2 million in the three months ended March 31, 2024, primarily due to option grants to our CEO pursuant to the terms of his employment agreement ($1.9 million), other employees ($0.9 million), and consultants who provided various services to the company ($0.4 million). We incurred stock-based compensation of approximately $69 thousand in the three months ended March 31, 2023 primarily due to option grants given to the non-management directors of our board of directors in February 2022.

Other Income (Expense), Net

Other expense, net for the three months ended March 31, 2024 was approximately $81 thousand compared to other expense, net, of approximately $573 thousand for the three months ended March 31, 2023. The expense in 2024 was due to interest expense and the amortization of financing fees related to the debt raise in February 2024. The expense in 2023 was primarily due to costs related to the amortization of financing fees related to convertible debt instruments with embedded equity elements issued in the fourth quarter of fiscal year 2022 along with an increase in interest expense associated with new debt issuances during the fourth quarter of fiscal year 2022, partially offset by a decrease in the revaluation of the derivative liabilities.

Liquidity and Capital Resources

On March 31, 2024 and December 31, 2023, we had cash of approximately $1.1 million and $1.0 million, respectively, on hand.

We are subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources than us.

Since our inception in 2021, we have funded our operations through our revenues and the sale of equity and debt securities.

In October 2023, we raised gross proceeds of $5,000,000 through our sale of 1,000,000 shares of common stock in the initial public offering for $5.00 per share, with net proceeds of $4,360,000.

In February 2024, we received $1,000,000 in net proceeds, excluding debt issuance costs of $188 thousand, through our private sale of a 13% OID secured promissory note in the principal amount of $1,052,632 for a purchase price of $1,000,000 to an accredited investor.

In April 2024, we received $1,250,200 in net proceeds, excluding debt issuance costs of $128 thousand, through our private sale of a 13% OID senior secured promissory note in the principal amount of $1,316,000 for a purchase price of $1,250,200 to the same accredited investor in our February 2024 private placement.

Furthermore, during the period required to achieve substantially higher revenue in order to become profitable, we will require additional funds that might not be readily available or might not be on terms that are acceptable to us, or at all. Until such time that we fully implement our growth strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. As such, we anticipate that our existing working capital, including cash on hand and cash generated from operations, will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of this quarterly report on Form 10-Q. We will be required to raise additional capital to service the two promissory notes issued in the first half of 2024, to repay the principal balance of each of the notes, and to fund ongoing operations.

We have incurred recurring net losses, and our operations have not provided net positive cash flows. In view of these matters, there is substantial doubt about our ability to continue as a going concern. We plan on continuing to expand via acquisition, which will help achieve future profitability, and we have plans to raise capital from outside investors, as we have done in the past, to fund operating losses and to provide capital for further business acquisitions. We cannot provide any assurance that we can successfully raise the capital needed on favorable terms, if at all.

On November 24, 2023, the Company received written notification from the staff (the “Staff”) of Nasdaq indicating that the Company no longer meets Nasdaq Listing Rule 5550(b)(2) requiring the Company to maintain a minimum market value of listed securities (“MVLS”) of $35 million. The notice was based on a review of the Company’s MVLS for the past 30 consecutive business days. Nasdaq’s listing rules provided the Company with a compliance period of 180 calendar days, or until May 22, 2024, in which to regain compliance. On April 18, 2024, the Company received a written notification from the Staff informing the Company that it has regained compliance with Nasdaq Continue Listing Rules by satisfying Nasdaq’s Equity Standard under Listing Rule 5550(b) based on the Company’s stockholders’ equity reported on the Company’s Annual Report on Form 10-K for the period ending December 31, 2023 and the matter is now closed.

Summary of Cash Flows

	Three Months Ended March 31,
	2024	2023
Net Cash Used in Operating Activities	$(538,305)	$(271,917)
Net Cash Provided by Investing Activities	$98,612	$—
Net Cash Provided by Financing Activities	$679,404	$474,666

Cash Flows from Operating Activities

During the three months ended March 31, 2024, operating activities consumed $0.5 million of our cash on hand, which was primarily attributable to the net loss of $1.2 million, excluding stock-based compensation, amortization and depreciation, partially offset by changes in working capital of $0.6 million, mostly due to an increase in accounts payable and an increase in contract liabilities.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, we purchased three acquisitions with capital stock. Each of the three acquisition had an aggregate amount of $0.1 million of cash. See Note 2, “Business Combinations” of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the acquisitions.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, we received net cash provided by financing activities of $0.7 million, which included the proceeds of our debt issuance in February 2024 of $1.0 million, offset by deferred debt issuance costs of $0.2 million and payments to notes payable, post-acquisition consideration, and advances on future receipts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 4. CONTROLS AND PROCEDURES.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, as we are a newly publicly traded company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition, or cash flows, except as set forth below.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as previously reported Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we have not been and we are not presently a party to any material pending or threatened legal proceedings. Except as described below there have not been any material developments in our pending legal proceedings in the first quarter of 2024.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 16, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC, in the first quarter of 2024 the Company issued the following securities which were not registered under the Securities Act.

On February 20, 2024, the Company issued a warrant pursuant to a tail arrangement with a registered broker-dealer. The warrant is exercisable for up to 21,053 shares of common stock for $1.50, subject to adjustment for stock splits, reorganizations, recapitalizations, and dividends, from the date of issuance until the fifth anniversary date of the date of issuance.

On February 24, 2024, the Company issued 5,000 unregistered shares of the Company’s common stock to the minority member of La Rosa Realty Texas LLC in consideration for services rendered in connection with establishing an office in Harrington, Texas.

On March 13, 2024, the Company issued 225,000 unregistered shares of the Company’s common stock to a consultant of the Company as consideration for services rendered in connection with an extension of a consulting agreement, dated September 20, 2023, as amended on February 6, 2024.

Unless otherwise noted, the securities above were issued pursuant to the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act, in light of the fact that none of the issuances involved a public offering of securities and no solicitation or advertisements for such securities were made by any party.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA ROSA HOLDINGS CORP.

Date: May 15, 2024	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Founder, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Kent Metzroth
	Name:	Kent Metzroth
	Title:	Chief Financial Officer
(Principal Financial Officer)