Form 10-Q
period 2024-06-30
La Rosa Holdings Corp.
filed 2024-08-15
CIK 1879403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 15, 2024, the registrant had 16,026,006 shares of common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,551,135	$959,604
Restricted cash	1,767,107	1,484,223
Accounts receivable, net of allowance for credit losses of $126,595 and $83,456, respectively	898,085	826,424
Total current assets	4,216,327	3,270,251

Noncurrent assets:
Property and equipment, net	12,180	14,893
Right-of-use asset, net	1,107,751	687,570
Intangible assets, net	5,844,654	4,632,449
Goodwill	7,514,169	5,702,612
Other long-term assets	32,285	21,270
Total noncurrent assets	14,511,039	11,058,794
Total assets	$18,727,366	$14,329,045
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,842,326	$1,147,073
Accrued expenses	366,907	227,574
Contract liabilities	120,766	—
Derivative liability	317,400	—
Advances on future receipts	447,801	77,042
Accrued acquisition cash consideration	225,000	300,000
Notes payable, current	1,798,166	4,400
Lease liability, current	459,122	340,566
Total current liabilities	5,577,488	2,096,655

Noncurrent liabilities:
Note payable, net of current	645,294	615,127
Security deposits payable	1,767,107	1,484,223
Lease liability, noncurrent	670,032	363,029
Other liabilities	2,950	2,950
Total non-current liabilities	3,085,383	2,465,329
Total liabilities	8,662,871	4,561,984

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 2,000 Series X shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - $0.0001 par value; 250,000,000 shares authorized; 15,134,647 and 13,406,480 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,513	1,341
Additional paid-in capital	23,715,067	18,016,400
Accumulated deficit	(19,026,624)	(12,107,756)
Total stockholders’ equity – La Rosa Holdings Corp. shareholders	4,689,956	5,909,985
Noncontrolling interest in subsidiaries	5,374,539	3,857,076
Total stockholders’ equity	10,064,495	9,767,061
Total liabilities and stockholders’ equity	$18,727,366	$14,329,045

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$19,051,420	$7,486,720	$32,140,319	$13,528,356

Cost of revenue	17,465,109	6,819,485	29,392,011	12,233,411

Gross profit	1,586,311	667,235	2,748,308	1,294,945

Operating expenses:
Sales and marketing	212,608	101,893	445,335	193,271
General and administrative	2,740,156	850,477	5,062,011	1,733,738
Stock-based compensation — general and administrative	473,972	4,986	3,665,110	74,300
Total operating expenses	3,426,736	957,356	9,172,456	2,001,309

Loss from operations	(1,840,425)	(290,121)	(6,424,148)	(706,364)
Other income (expense)
Interest expense, net	(78,607)	(48,406)	(98,859)	(140,539)
Amortization of debt discount	(264,101)	(82,274)	(320,104)	(674,894)
Change in fair value of derivative liability	(83,100)	17,306	(88,100)	128,784
Other income, net	—	1	—	568
Loss before provision for income taxes	(2,266,233)	(403,494)	(6,931,211)	(1,392,445)
Benefit from income taxes	—	—	—	—
Net loss	(2,266,233)	(403,494)	(6,931,211)	(1,392,445)
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	53,839	—	(12,343)	—
Net loss after noncontrolling interest in subsidiaries	(2,320,072)	(403,494)	(6,918,868)	(1,392,445)
Less: Deemed dividend	—	—	230,667	—
Net loss attributable to common stockholders	$(2,320,072)	$(403,494)	$(7,149,535)	$(1,392,445)

Loss per share of common stock attributable to common stockholders
Basic and diluted	$(0.16)	$(0.07)	$(0.50)	$(0.23)

Weighted average shares used in computing net loss per share of common stock attributable to common stockholders
Basic and diluted	14,863,934	6,004,000	14,268,294	6,003,293

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Preferred Stock				Additional		Total	Noncontrolling
Three Months Ended	Series X		Common Stock		Paid-In	Accumulated	Stockholders’	Interest In	Total
June 30, 2024	Shares	Par Value	Shares	Amount	Capital	Deficit	Equity	Subsidiaries	Equity
Balance as of March 31, 2024	2,000	$—	14,252,716	$1,425	$22,283,884	$(16,706,552)	$5,578,757	$4,405,379	$9,984,136
Net loss						(2,320,072)	(2,320,072)	53,839	(2,266,233)
Issuance of common stock for acquisitions			571,314	58	892,623		892,681	915,321	1,808,002
Equity awards issued with debt issuance			50,000	4	64,614		64,618		64,618
Stock-based compensation			260,000	26	473,946		473,972		473,972
Issuance of common stock for equity awards, net of shares withheld for taxes			617	—	—		—		—
Balance as of June 30, 2024	2,000	$—	15,134,647	$1,513	$23,715,067	$(19,026,624)	$4,689,956	$5,374,539	$10,064,495

	Preferred Stock				Additional		Total	Noncontrolling
Six Months Ended	Series X		Common Stock		Paid-In	Accumulated	Stockholders’	Interest In	Total
June 30, 2024	Shares	Par Value	Shares	Amount	Capital	Deficit	Equity	Subsidiaries	Equity
Balance as of December 31, 2023	2,000	$—	13,406,480	$1,341	$18,016,400	$(12,107,756)	$5,909,985	$3,857,076	$9,767,061
Net loss						(6,918,868)	(6,918,868)	(12,343)	(6,931,211)
Issuance of common stock for acquisitions			1,117,737	112	1,884,339		1,884,451	1,529,806	3,414,257
Equity awards issued with debt issuance			117,000	11	151,225		151,236		151,236
Stock-based compensation			490,000	49	3,665,061		3,665,110		3,665,110
Issuance of common stock for equity awards, net of shares withheld for taxes			3,430	—	(1,958)		(1,958)		(1,958)
Balance as of June 30, 2024	2,000	$—	15,134,647	$1,513	$23,715,067	$(19,026,624)	$4,689,956	$5,374,539	$10,064,495

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

Three Months Ended	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional Paid-In	Accumulated	Total
June 30, 2023	Shares	Par Value	Shares	Par Value	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	2,264	$—	2,000	$—	6,004,000	$600	$3,993,032	$(5,278,270)	$(1,284,638)
Net loss								(403,494)	(403,494)
Issuance of preferred stock	572	—					576,383		576,383
Extinguishment of derivative liability related to exchange of convertible and related party debt							71,680		71,680
Stock-based compensation							4,986		4,986
Balance as of June 30, 2023	2,836	$—	2,000	$—	6,004,000	$600	$4,646,081	$(5,681,764)	$(1,035,083)

Six Months Ended	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional Paid-In	Accumulated	Total
June 30, 2023	Shares	Par Value	Shares	Par Value	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	—	$—	2,000	$—	6,000,000	$600	$1,410,724	$(4,289,319)	$(2,877,995)
Net loss								(1,392,445)	(1,392,445)
Issuance of preferred stock	2,836	—					2,846,468		2,846,468
Extinguishment of derivative liability related to exchange of convertible and related party debt							314,589		314,589
Stock-based compensation							74,300		74,300
Shares issued under employee agreements					4,000	—	—		—
Balance as of June 30, 2023	2,836	$—	2,000	$—	6,004,000	$600	$4,646,081	$(5,681,764)	$(1,035,083)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(6,931,211)	$(1,392,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,665,110	74,300
Amortization and deprecation	440,343	—
Noncash lease expense	211,566	—
Change in fair value of derivatives	88,100	(128,784)
Amortization of debt discount and financing fees	320,104	674,894
Non-cash interest expense	90,922	105,090
Provision for credit losses	43,139	13,201
Changes in Operating Assets and Liabilities:
Accounts receivable	(103,358)	177,813
Prepaid expenses	5,354	45,000
Accounts payable	626,100	(103,782)
Accrued expenses	13,691	238,186
Contract liabilities	120,766	—
Security deposits payable	282,884	139,183
Operating lease liabilities	(214,879)	—
Net Cash Used in Operating Activities	(1,341,369)	(157,344)
Cash Flows from Investing Activities:
Cash acquired through acquisition of businesses, net of $60,000 cash paid for acquisitions	71,718	—
Net Cash Provided by Investing Activities	71,718	—
Cash Flows from Financing Activities:
Borrowings on bank line of credit	147,881	189,745
Payments on bank line of credit	(147,881)	(157,443)
Proceeds from notes payable	2,250,200	—
Payment of debt issuance costs	(326,879)	—
Payments on notes payable	(2,834)	(1,571)
Proceeds from advances on future receipts	500,000	—
Payments on advances on future receipts	(199,463)	—
Payments on post-acquisition consideration	(75,000)	—
Payments related to the public offering	—	(475,072)
Payments to related party	—	(18,700)
Issuance of preferred stock	—	923,000
Withholding tax paid on behalf of employees on stock based awards	(1,958)	—
Net Cash Provided by Financing Activities	2,144,066	459,959

Net Increase in Cash and Restricted Cash	874,415	302,615
Cash and Restricted Cash at Beginning of Period	2,443,827	1,529,922
Cash and Restricted Cash at End of Period	$3,318,242	$1,832,537

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$20,772	$26,845
Taxes	$—	$—

Non-Cash Activities:
Derivative liability embedded in debt instruments	$229,300	$—
Issuance of 1,117,737 shares of common stock as consideration of acquisitions of businesses	$1,884,451	$—
Issuance of 117,000 shares of common stock as part of the issuance of notes payable	$151,236	$—
Convertible debt and related party debt exchanged for 1,912 shares of Series A Convertible Preferred Stock	$—	$1,923,468
Decrease in accounts payable related to deferred offering costs	$—	$(79,655)
Issuance of 490,000 shares of common stock for services rendered	$3,665,110	$—
Office leases acquired under operating lease obligations	$609,049	$—

Reconciliation of Cash and Restricted Cash
Cash	$1,551,135	$292,725
Restricted Cash	1,767,107	1,539,812
Cash and Restricted Cash	$3,318,242	$1,832,537

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

Results of the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the Company as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements referred to above.

Liquidity – Going Concern and Management’s Plans

On June 30, 2024, the Company had a cash balance of $1.6 million and negative working capital of $1.4 million.

On July 16, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a 13% senior secured promissory note with a principal amount of $468,000 and a purchase price of $444,600 after an original issue discount of $23,400. The note is convertible into shares of the Company’s common stock at the option of the lender. The promissory note begins amortizing five months after the date of the loan, with full maturity occurring twelve months after the date of each loan. See Note 11 — Subsequent Events for additional information.

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

Note 2 — Business Combinations

The Company has completed a number of acquisitions in the first half of 2024 and will acquire additional businesses in the future. The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided and may consist of cash, equity, or a combination of the two, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies.

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

During the first half of 2024, the Company acquired majority ownership of the following franchisees of the Company: La Rosa Realty Georgia LLC (“Georgia”) and La Rosa Realty California (“California”), La Rosa Realty Lakeland LLC (“Lakeland”), La Rosa Realty Success LLC (“Success”) and 100% ownership of La Rosa Realty Winter Garden LLC (“Winter Garden”). All five franchises engage mostly in the residential real estate brokerage services to the public primarily through sales agents and also provide coaching and support services to agents on a fee basis.

La Rosa Holdings Corp. and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The following table summarizes the purchase consideration and the purchase price allocation to the estimated fair values of the identifiable assets acquired and liabilities assumed for the five acquisitions. The values assigned to certain acquired assets and liabilities are preliminary as the Company is continuing to evaluate the fair value of the assets and liabilities and may be adjusted as further information becomes available during the allocation period of up to 12 months from the acquisition date.

	Winter Garden	Georgia	California	Lakeland	Success	Total
Acquired ownership	100%	51%	51%	51%	51%
Acquisition date	2/21/2024	3/7/2024	3/15/2024	4/18/2024	5/24/2024
Common stock issued	268,858	276,178	1,387	514,939	56,375	1,117,737

Cash consideration	$—	$—	$—	$50,000	$10,000	$60,000
Equity consideration	352,204	516,453	123,113	823,903	68,778	1,884,451
Total purchase price	352,204	516,453	123,113	873,903	78,778	1,944,451
Noncontrolling interest	—	496,200	118,285	839,632	75,689	1,529,806
Acquisition date fair value	$352,204	$1,012,653	$241,398	$1,713,535	$154,467	$3,474,257

Purchase price allocation	$352,204	$1,012,653	$241,398	$1,713,535	$154,467	$3,474,257
Less fair value of net assets acquired:
Cash	17,623	79,553	1,436	32,935	171	131,718
Working capital (less cash)	(17,148)	(54,991)	(45,027)	(59,325)	(21,323)	(197,814)
Intangible assets	171,767	446,657	111,202	815,411	104,798	1,649,835
Long-term assets	—	91,118	106,542	129,521	22,697	349,878
Long-term liabilities	—	(98,641)	(69,449)	(94,591)	(8,236)	(270,917)
Net assets acquired	172,242	463,696	104,704	823,951	98,107	1,662,700
Goodwill	$179,962	$548,957	$136,694	$889,584	$56,360	$1,811,557

Goodwill generated from the acquisition is primarily attributable to expected synergies from future growth and strategic advantages provided through expansion and is not expected to be deductible for income tax purposes.

The classes of intangible identifiable assets acquired and the estimated useful life of each class is presented in the table below for the five acquisitions:

	Winter Garden	Georgia	California	Lakeland	Success	Total
Franchise agreement (10 to 11 years)	$146,990	$356,200	$92,367	$511,453	$48,302	$1,155,312
Agent relationships (8 to 11 years)	—	43,447	7,657	147,455	—	198,559
Real estate listings (1 year)	22,239	37,310	10,417	129,847	55,228	255,041
Non-compete agreements (4 years)	2,538	9,700	761	26,656	1,268	40,923
Total identifiable intangible assets acquired	$171,767	$446,657	$111,202	$815,411	$104,798	$1,649,835

The amounts of revenue, cost of revenue, gross profit, and loss from operations before income taxes of the five acquisitions included in the Company’s condensed consolidated statement of operations from the date of the acquisition for the three- and six-month periods ended June 30, 2024 is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2024	2024
Revenue	$3,007,645	$3,253,081
Cost of revenue	$2,752,472	$2,982,184
Gross profit	$255,173	$270,898
Loss before provision for income taxes	$94,571	$90,142

The following unaudited pro forma financial information presents the combined operating results of the Company, Winter Garden, Georgia, California, Lakeland and Success as if each acquisition had occurred as of January 1, 2023. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of the Company’s future consolidated results.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The unaudited pro forma financial information is presented in the table below for the six-month periods ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023

Revenue	$34,498,209	$18,255,643
Cost of revenue	$31,622,251	$16,552,159
Gross profit	$2,875,959	$1,703,484

Loss before provision for income taxes	$(6,020,765)	$(3,022,871)
Loss per share of common stock attributable to common stockholders, basic and diluted	$(0.42)	$(0.33)
Weighted average shares used in computing net loss per share of common stock attributable to common stockholders	14,849,626	9,299,830

Note 3 — Assets

Accounts Receivable and Allowance for Credit Losses

The Company’s trade accounts receivable consist of balances due from agents, tenants, franchisees, and commissions for closings and are presented on the condensed consolidated balance sheet, net of the allowance for credit losses. The allowance is determined by a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment of the financial condition of the debtor. Receivables are written off once they are deemed uncollectible, which may arise when the debtor is deemed unable to pay the amounts owed to the Company. The allowance for credit losses of uncollectible accounts receivable is recorded to general and administrative expense.

Intangible Assets

Intangible assets consist of franchise agreements, agent relationships, real estate listings, and non-compete agreements, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there were no indicators of impairment during the six months ended June 30, 2024.

The components of purchased intangible assets were as follows:

	Weighted
	Average
	Remaining	June 30, 2024			December 31, 2023
	Amortization	Gross			Gross
	Period (in years)	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Franchise agreement	10	$4,898,393	$233,212	$4,665,181	$3,743,081	$32,334	$3,710,747
Agent relationships	8	721,339	45,193	676,146	522,780	8,692	514,088
Real estate listings	1	553,839	209,170	344,669	298,798	28,366	270,432
Non-compete agreements	3	181,847	23,189	158,658	140,924	3,742	137,182
Total	9	$6,355,418	$510,764	$5,844,654	$4,705,583	$73,134	$4,632,449

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024, amortization expense was $254 thousand and $438 thousand, respectively. There was no amortization expense in the three- and six-month periods ended June 30, 2023. Based on the intangible assets recorded at June 30, 2024, and assuming no subsequent additions or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Amortization
2024 – remainder of year	$563,140
2025	682,740
2026	600,808
2027	597,241
2028	557,314
Thereafter	2,843,411
Total	$5,844,654

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

The Company determined that the first warrants on the two Convertible Note transactions qualified as derivative liabilities and were recorded at fair value on the date of issuance and are re-measured at fair value each reporting period with the change reported in earnings. See Note 5 — Borrowings for additional information on the Convertible Note transactions.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability (See Note 5)	$—	$—	$317,400	$317,400	$—	$—	$—	$—

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the three-month periods ended June 30, 2024 and 2023:

	2024	2023
Balance – March 31,	$122,300	$668,492
Issuance of derivative liability	112,000	7,500
Extinguishment of derivative liability	—	(71,680)
Change in fair market value	83,100	(17,306)
Balance – June 30,	$317,400	$587,006

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the six-month periods ended June 30, 2024 and 2023:

	2024	2023
Balance – January 1,	$—	$1,022,879
Issuance of derivative liability	229,300	7,500
Extinguishment of derivative liability	—	(314,589)
Change in fair market value	88,100	(128,784)
Balance – June 30,	$317,400	$587,006

The fair value of the derivative liability was computed using the Black Scholes model both when issued and on the balance sheet date. To determine the fair value, the Company incorporated transaction details such as the price of the Company’s common stock, contractual terms, maturity, and risk-free rates, as well as assumptions about future financings, volatility, probability of contingencies, and holder behavior. The fair value of the derivative liabilities on the issuance dates and the balance sheet date and the assumptions used in the Black-Scholes model are set forth in the table below.

	February 20,	April 1,	June 30,
	2024	2024	2024
Weighted average fair value	$0.78	$0.91	$1.18
Stock Price	$1.50	$1.66	$2.11
Strike Price	$3.00	$3.00	$3.00
Dividend yield	—	—	—
Expected volatility factor	77.5%	78.5%	75.3%
Risk-free interest rate	4.3%	4.3%	4.3%
Expected life (in years)	5.0	5.0	4.7

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to annual dues received at the start of the calendar year. As of June 30, 2024, the Company has approximately $121 thousand of remaining performance obligations, all of which will be recognized into revenue by the end of the calendar year. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Note 5 — Borrowings

Line of Credit

The Company has a line of credit with Regions Bank that allows for advances up to $150,000 with interest at the Prime Rate plus 4.75% with a floor of 4.75% and no maturity date. On June 30, 2024 and December 31, 2023, no amount was drawn under the facility. The line of credit is collateralized by Company assets.

Economic Injury Disaster Loans

During the fourth quarter of 2023, the Company acquired two franchisees that had outstanding Economic Injury Disaster Loans (the “EIDL Loans”) in the aggregate of $263,000. During the first quarter of 2024, the Company acquired a franchise that had an outstanding EIDL Loan in the aggregate of $34,100. The Company acquired the EIDL Loans, and the EIDL loans have terms similar to the Company’s existing EIDL loans. The EIDL Loans mature in 2050 and bear interest at a rate of 3.75% per annum.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Total EIDL Loans are comprised of the following:

	June 30,	December 31,
	2024	2023
Economic Injury Disaster Loans	$650,794	$619,527
Less: current portion	(5,500)	(4,400)
Notes payable, net of current	$645,294	$615,127

Future maturities of term debt as of June 30, 2024, were as follows:

June 30,
2024
2024 – remainder of year	$2,750
2025	5,500
2026	5,500
2027	5,500
2028	5,500
2029	5,500
Thereafter	620,544
Total	$650,794

Convertible Notes

On February 20, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $1,052,632 with a maturity date twelve months from the issue date. The note has an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 67,000 shares of the Company’s common stock as a commitment fee, a warrant to purchase 120,000 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 95,000 shares of the Company’s common stock with an exercise price of $2.25. The second warrant will only become exercisable if the note is not fully paid on or before the maturity date, at which point the warrant is exercisable until the five-year anniversary of the vesting date. The second warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date. The Company also agreed to register the securities issued to the investor by filing a registration statement with the U.S. Securities and Exchange Commission within ninety (90) calendar days from the date of the agreement. The investor also has a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note are convertible into shares of the Company’s common stock at a conversion price of $2.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $2.50 or 85% of the lowest volume weighted average price (VWAP) of the shares prior to five days of the conversion. The securities purchase agreements contain customary representations and warranties and agreements and obligations of the parties. The proceeds of the note will be used for business development and general working capital purposes. In connection with this financing, the Company also issued to its placement agent, Alexander Capital L.P. (“Alexander Capital”), a 5-year warrant to purchase 21,053 shares of the Company’s common stock at an exercise price of $1.50 per share.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

On April 1, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $1,316,000 with a maturity date twelve months from the issue date. The note has an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 50,000 shares of the Company’s common stock as a commitment fee, a warrant to purchase 150,000 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 152,300 shares of the Company’s common stock with an exercise price of $2.25. The second warrant will only become exercisable if the note is not fully paid on or before the maturity date, at which point the warrant is exercisable until the five-year anniversary of the vesting date. The second warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date. The Company also agreed to register the securities issued to the investor by filing a registration statement with the U.S. Securities and Exchange Commission within ninety (90) calendar days from the date of the agreement. The investor also has a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note are convertible into shares of the Company’s common stock at a conversion price of $2.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $2.50 or 85% of the lowest VWAP of the shares prior to five days of the conversion. The securities purchase agreements contain customary representations and warranties and agreements and obligations of the parties. The proceeds of the note will be used for business development and general working capital purposes.

The Company evaluated the terms of the securities purchase agreements and determined that the commitment shares and the first warrants are freestanding instruments. The Company determined the commitment shares are classified as equity, which are initially recorded at fair value with no subsequent remeasurement. The Company determined that the first warrants are classified as a derivative liability, which were initially recorded at fair value with changes in fair value recorded in earnings. The second warrants and certain terms within the debt notes are contingent upon certain possible events that are within the Company’s control. The Company determined that the contingencies are not probable and, as such, are not recorded as contingent liabilities.

The Company incurred issuance costs that were directly attributable to issuing the debt instruments in the amount of $346,248, which includes placement fees of $202,518 paid to Alexander Capital. Of the debt issuance costs, $326,879 was paid in cash and the remainder is the value of a warrant issued to Alexander Capital. The Company determined that the warrant issued to Alexander Capital is classified as equity. The issuance costs were not specifically related to any instrument within the transactions and, as such, were allocated in the same proportion as the proceeds were allocated to each of the debt transactions, the committed shares, and the warrants.

The convertible notes are comprised of the following:

June 30,
2024
Principal amount	$2,368,631
Unamortized debt discount	(575,965)
Net carrying value	$1,792,666

The debt discount is reflected as a reduction on the outstanding liability and is being amortized as non-cash interest expense using the effective interest method over the term of the agreements. The Company accrued interest on the notes totaling $75,967 and recorded amortization of the debt discount totaling $48,582 during the three-month period ending June 30, 2024. The Company accrued interest on the notes totaling $90,922 and recorded amortization of the debt discount totaling $249,882 during the six-month period ending June 30, 2024.

Cash Advance Agreements

On July 3, 2023, the Company entered into a standard merchant cash advance agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $764,150 in future receipts of the Company for $500,650. The Company recorded a debt discount in the amount of $237,150 based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company and debt issuance costs of $26,350. The debt discount and debt issuance costs were reflected as a reduction on the outstanding liability and were being amortized as non-cash interest expense using the effective interest method over the term of the agreement. The Cash Advance was fully repaid in January 2024. During the six months ended June 30, 2024, non-cash interest expense of $7,420 was recorded from the amortization of the debt discount.

On May 20, 2024, the Company entered into another standard merchant cash advance agreement (the “2024 Cash Advance”) with Cedar for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $761,250 in future receipts of the Company for $500,000. Future receipts include cash, check, credit or debit card, electronic transfer, or other form of monetary payment. Until the purchase price has been repaid, the Company agreed to pay Cedar $23,000 per week. In addition, the Company granted Cedar a security interest in all the Company’s accounts, including deposit accounts and accounts receivable and proceeds. The Company recorded a debt discount in the amount of $236,250 based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company and debt issuance costs of $25,000. The debt discount and debt issuance costs were reflected as a reduction on the outstanding liability and are being amortized as non-cash interest expense using the effective interest method over the term of the agreement. During the three and six months ended June 30, 2024, non-cash interest expense of $62,801 was recorded from the amortization of the debt discount. As of June 30, 2024, the remaining gross balance of the Cash Advance was $646,250, with a remaining unamortized discount of $198,449, for a net balance of $447,801, which will be fully repaid by January 2025.

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

Lease costs for the three-month periods ended June 30, 2024 and 2023 were $212,955 and $101,975, respectively, and lease costs for the six-month periods ended June 30, 2024 and 2023 were $420,870 and $133,440, respectively. Lease costs are included in general and administrative expenses in the condensed consolidated statements of operations.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$249,176	$—
Right-of-use assets obtained in exchange for lease liabilities	$609,049	$—

During the first half of 2024, the Company acquired five franchisees, four of which had remaining lease terms beyond twelve months, resulting in an increase of $333,509 in right-of-use assets and lease liabilities.

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
	2024	2023
Assets:
Right-of-use assets	$1,107,751	$687,570

Liabilities:
Lease liability, current	$459,122	$340,566
Lease liability, noncurrent	670,032	363,029
	$1,129,154	$703,595

The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. The weighted average discount rate is 9.14%.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Future maturities on lease liabilities as of June 30, 2024, are as follows:

June 30,
2024
2024 – remainder of year	$305,316
2025	438,907
2026	342,062
2027	184,864
2028	16,639
Total minimum lease payments	1,287,788
Less: imputed interest	(158,634)
Present value of lease obligations	1,129,154
Less: current portion	(459,122)
Long-term portion of lease obligations	$670,032

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

On September 5, 2023, Mr. Anthony Freites, who was an alleged independent contractor of La Rosa Realty, LLC from January 13, 2013 until June of 2021, filed an amended complaint in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his contract and is looking for payment of commissions on alleged closed real estate sales as an independent contractor in the amount unspecified but allegedly including actual damages, compensatory damages, attorney’s fees, costs, and prejudgment interest. On October 12, 2023, the Company filed a motion to dismiss Mr. Freites’ complaint. A mediation has been scheduled for September 6, 2024.

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

On July 19, 2024, LPT Realty, LLC commenced a civil action in the Ninth Judicial Circuit in Orange County, Florida against La Rosa Holdings Corp; Joseph La Rosa a/k/a Joe La Rosa; La Rosa Realty Lake Nona, Inc. n/k/a Nona Legacy Powered By La Rosa Realty, Inc.; & La Rosa Realty, LLC, seeking damages, reasonable royalty of all real estate transactions conducted by all the La Rosa defendants and injunctive relief for misappropriation of trade secrets as to all the defendants. The court ordered a mediation to take place within 45 days. The defendants filed a response to the complaint in the form of a motion to strike as sham, which is still pending.

On July 22, 2024, the Company’s subsidiary, Nona Legacy Powered by La Rosa Realty, Inc. commenced a civil action in the Ninth Judicial Circuit in Orange County, Florida against Olga Norkis Fernandez Valdez a/k/a Norkis Fernandez and LPT Realty, LLC. The plaintiff seeks monetary damages caused by Norkis Fernandez due to the breach of contract and breach of fiduciary duty by Ms. Fernandez as well as injunctive relief against Ms. Fernandez. The plaintiff also seeks damages against LPT Realty, LLC for tortious interference with a contractual relationship. The defendants were served their response is due in the end of August.

The Company believes that the above claims against the Company are without merit, and it will vigorously defend against such claims. Moreover, these claims, in the aggregate, would not have a material adverse effect on the Company’s financial condition, business, or results of operations, should the Company’s defense not be successful in whole or in part. Except as stated herein, there is no other action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our Company or our officers or directors in their capacities as such.

Note 7 — Warrants

Warrants are issued to consultants as compensation or as part of certain capital raises which entitle the holder to purchase shares of the Company’s common stock at a fixed price.

Warrants issued to two investors who loaned money to the Company, Emmis Capital II, LLC and the Company’s CEO, Joseph La Rosa, on November 14, 2022 and December 2, 2022, respectively, included full ratchet antidilutive protections. The original warrants each covered 50,000 shares at a strike price of $5.00. The February 20, 2024 debt raise transaction required the Company to issue a warrant to Alexander Capital with a strike price of $1.50 (the fair market value of the Company’s common stock at the time of issuance). In accordance with the full ratchet antidilutive terms, the warrants were adjusted to reflect the strike price of the warrant issued to Alexander Capital and the number of shares covered by each of the warrants increased to 166,667. The difference in the fair value between each warrant immediately before and after the trigger was, in aggregate, $230,667, which is considered a deemed dividend that increased the basic net loss per share for common stockholders for the six months ended June 30, 2024.

At June 30, 2024, warrants outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	714,387	$3.38	3.91	$216,174
Expected to vest	247,300	2.25	5.72	—
Total	961,687	$3.09	4.37	$216,174

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Additional information with respect to warrant activity:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance — December 31, 2023	423,334	$3.72
Granted	538,353	2.60
Balance — June 30, 2024	961,687	$3.09

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

On April 1, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note. As part of the transaction, the Company issued two warrants, the first gives the investor the option to purchase 150,000 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date. The second warrant gives the investor the option to purchase 152,300 shares of the Company’s common stock with an exercise price of $2.25. The second warrant will only become exercisable if the note is not fully paid on or before the maturity date, at which point the warrant is exercisable until the five-year anniversary of the vesting date. The second warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date.

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

As of June 30, 2024 and December 31, 2023, there was no unrecognized expense related to warrants.

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

The weighted average fair value of warrants granted in the first half of 2024 and the assumptions used in the Black-Scholes model are set forth in the table below.

June 30,
2024
Weighted average fair value	$0.90
Dividend yield	—
Expected volatility factor	74.4%
Risk-free interest rate	4.3%
Expected life (in years)	5.5

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 8 — Stockholders’ Equity

Common Stock Issuances

On February 20, 2024 and April 1, 2024, the Company entered into securities purchase agreements with the same accredited investor for the issuance of senior secured promissory notes. As part of these transactions, the Company issued 67,000 shares and 50,000 shares, respectively, of the Company’s common stock as commitment fees. The value of the shares was allocated to the debt discount.

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

In May 2024, the Company executed three consulting agreements with service providers to supply certain investor relations services post-IPO. As part of these agreements, the Company issued an aggregate of 260,000 shares of the Company’s unregistered, restricted common stock, which were issued on May 17, 2024 and valued at $1.20 per share resulting in $312,000 of stock-based compensation expense.

During the first half of 2024, the Company purchased five of the Company’s franchises. The purchase price for all of these entities were settled by the issuance of an aggregate of 1,117,737 unregistered, restricted shares of the Company’s common stock. See Note 2 — Business Combinations for additional information.

Stock Option Awards

For the three-month period ended June 30, 2024, the Company recorded stock-based compensation for employee options of $162 thousand. There was no stock-based compensation for options for the three-month period ending June 30, 2023. For the six-month periods ended June 30, 2024 and 2023, the Company recorded stock-based compensation for employees awards of $2.950 million and $46 thousand, respectively. The Company did not realize any tax benefits associated with share-based compensation for the three- and six-month periods ended June 30, 2024 and 2023, as the Company recorded a valuation allowance on all deferred tax assets.

At June 30, 2024, options outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	3,785,310	$1.75	9.51	$1,582,856
Expected to vest	90,000	1.20	9.88	82,100
Total	3,875,310	$1.74	9.52	$1,664,956

Additional information with respect to stock option activity:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance — December 31, 2023	1,392,125	$2.02
Granted	2,483,185	1.58
Balance — June 30, 2024	3,875,310	$1.74

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The weighted average fair value of stock options granted in the first half of 2024 and the assumptions used in the Black-Scholes model are set forth in the table below.

June 30,
2024
Weighted average fair value	$1.22
Dividend yield	—
Expected volatility factor	67.9%
Risk-free interest rate	4.0%
Expected life (in years)	10.0

As of June 30, 2024, unrecognized compensation expense related to stock option awards totaled $74,729. As of December 31, 2023, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock Units

On February 1, 2024, a Restricted Stock Unit (“RSU”) covering 4,000 shares granted to the Company’s Chief Technology Officer (“CTO”) vested. The Company withheld 1,187 shares to cover payroll tax withholding and issued 2,813 shares to the executive. The Company also granted a new RSU to the CTO on February 1, 2024, which will vest on the first anniversary of the grant.

For the three-month periods ending June 30, 2024 and 2023, the Company recorded $2,871 and $4,987, respectively, of share-based compensation expense related to the RSUs. For the six-month periods ending June 30, 2024 and 2023, the Company recorded $5,514 and $28,165, respectively, of share-based compensation expense related to the RSUs. As of June 30, 2024, unrecognized compensation expense related to the awards was $43,488. The Company did not realize any tax benefits associated with share-based compensation for the three- and six-month periods ended June 30, 2024 and 2023, as the Company recorded a valuation allowance on all deferred tax assets.

Note 9 — Earnings Per Share

Basic loss per share of common stock attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock attributable to common stockholders is computed by giving effect to all potential shares of common stock, including those related to the Company’s outstanding warrants, options and RSUs, to the extent dilutive. For all periods presented, these potential shares were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. Two outstanding warrants covering the Company’s common stock included full ratchet antidilutive features. The features were triggered during the first quarter of fiscal year 2024, reducing the strike price for both warrants from $5.00 to $1.50 and the number of shares increased from 50,000 to 166,667. The difference in the fair value between each warrant immediately before and after the trigger, in aggregate, was $230,667, which is considered a deemed dividend that increased the basic net loss per share for common stockholders.

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been antidilutive:

	Six Months Ended
	June 30,
	2024	2023
Warrants	961,687	373,334
Options	3,875,310	80,000
Restricted stock units	26,941	4,000
Future equity shares	—	90,000
Total	4,863,938	547,334

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

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents the information for the Company’s reportable segments for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue by segment
Real estate brokerage services (residential)	$15,858,414	$4,712,706	$26,096,163	$8,002,687
Franchising services	68,808	212,141	213,189	516,785
Coaching services	211,024	150,673	344,017	282,210
Property management	2,757,680	2,382,383	5,302,267	4,656,976
Real estate brokerage services (commercial)	155,494	28,817	184,683	69,698
	$19,051,420	$7,486,720	$32,140,319	$13,528,356
Cost of goods sold by segment
Real estate brokerage services (residential)	$14,470,016	$4,369,028	$23,674,037	$7,361,001
Franchising services	123,453	109,414	253,542	218,582
Coaching services	111,659	76,970	184,664	143,869
Property management	2,630,472	2,263,483	5,145,440	4,509,369
Real estate brokerage services (commercial)	129,509	590	134,328	590
	$17,465,109	$6,819,485	$29,392,011	$12,233,411
Gross profit by segment
Real estate brokerage services (residential)	$1,388,398	$343,678	$2,422,126	$641,686
Franchising services	(54,645)	102,727	(40,353)	298,203
Coaching services	99,365	73,703	159,353	138,341
Property management	127,208	118,900	156,827	147,607
Real estate brokerage services (commercial)	25,985	28,227	50,355	69,108
	$1,586,311	$667,235	$2,748,308	$1,294,945

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Performance obligations satisfied at a point in time	$15,783,451	$4,954,340	$25,775,770	$8,157,733
Performance obligations satisfied over time	3,267,969	2,532,380	6,364,549	5,370,623
	$19,051,420	$7,486,720	$32,140,319	$13,528,356

Note 11 — Subsequent Events

Debt Issuance

On July 16, 2024, the Company entered into a securities purchase agreement with the same accredited investor for the capital raise on February 20, 2024 and April 1, 2024, for the issuance of a senior secured promissory note with an aggregate principal amount of $468,000 with a maturity date twelve months from the issue date. The note has an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 29,800 shares of the Company’s common stock as a commitment fee, a warrant to purchase 53,700 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 54,200 shares of the Company’s common stock with an exercise price of $2.25. The second warrant will only become exercisable if the note is not fully paid on or before the maturity date, at which point the warrant is exercisable until the five-year anniversary of the vesting date. The second warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date. The Company also agreed to register the securities issued to the investor by filing a registration statement with the U.S. Securities and Exchange Commission within ninety (90) calendar days from the date of the agreement. The investor also has a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note are convertible into shares of the Company’s common stock at a conversion price of $2.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $2.50 or 85% of the lowest VWAP of the shares prior to five days of the conversion. The securities purchase agreement contains customary representations and warranties and agreements and obligations of the parties. The proceeds of the note will be used for business development and general working capital purposes.

Debt Conversion to Common Stock

During July 2024, the accredited investor holding the February 20, 2024 senior secured promissory note decided to convert all accrued and unpaid interest and a portion of the principal into common stock. The Company issued 98,893 shares of common stock, which reduced accrued interest and principal of $59,986 and $52,265, respectively.

Equity Issuance

On August 7, 2024, the Company entered into a securities purchase agreement with an institutional accredited investor, Brown Stone Capital Ltd., a corporation organized under the laws of England and Wales, pursuant to which the Company agreed to issue and sell to the Buyer, upon the terms and conditions set forth in the securities purchase agreement, up to 3,051,336 shares of the Company’s common stock and pre-funded warrants to purchase shares of common stock at a price equal to $0.59 per share. The first closing took place on August 12, 2024, and the Company issued 761,689 shares of common stock and a pre-funded warrant to purchase 509,498 shares of common stock. The Company received net proceeds of $725,000 after deducting offering expenses.

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

Business Overview

We are a holding company for five agent-centric, technology-integrated, cloud-based, multi-service real estate segments. Our primary business, La Rosa Realty, LLC, has been listed in the “Top 75 Residential Real Estate Firms in the United States” from 2016 through 2020 by the National Association of Realtors, the leading real estate industry trade association in the United States.

In addition to providing person-to-person residential and commercial real estate brokerage services to the public, we cross sell ancillary technology-based products and services primarily to our sales agents and the sales agents associated with our franchisees. Our business is organized based on the services we provide internally to our agents and to the public, which are residential and commercial real estate brokerage, franchising, real estate brokerage education and coaching, and property management. Our real estate brokerage business operates primarily under the trade name La Rosa Realty, which we own, and, to a lesser extent, under the trade name Better Homes Realty which we license. We have 22 La Rosa Realty corporate real estate brokerage offices and branches located in Florida, California, Texas, and Georgia. We have 15 La Rosa Realty franchised real estate brokerage offices and branches and two affiliated real estate brokerage offices that pay us fees in two states in the United States and Puerto Rico. Our real estate brokerage offices, both corporate and franchised, are staffed with 2,581 licensed real estate brokers and sales associates as of July 31, 2024, and increase of 6% since December 31, 2023.

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

In March 2024, the Company officially launched Final Offer. Final Offer is available to real estate brokers on the Company’s platform in key markets across Florida, California and Georgia, with plans to expand the offering across the organization.

In the first half of 2024, we acquired majority ownership of the following franchisees of the Company: La Rosa Realty Georgia, LLC, La Rosa Realty California, La Rosa Realty Lakeland LLC, La Rosa Realty Success LLC and 100% ownership of La Rosa Realty Winter Garden LLC.

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

Description of Our Revenues

Our financial results are primarily driven by the total number of sales agents in our Company, the number of sales agents closing residential real estate transactions, the number of sales agents utilizing our coaching services, the number of agents who work with our franchisees, and the number of properties under management. We increased our agent count by just under four 4%, from 2,436 at June 30, 2023 to 2,535 at June 30, 2024.

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

Inflation and Market Interest Rates

The U.S. Federal Reserve continues to take action intended to address the increases in inflation. The Federal Reserve Board has maintained the federal funds rate at 533 basis points since August of 2023 from a range of 0 to 25 basis points as of the first quarter of 2022. The increase has impacted interest rates, which have significantly contributed to rising mortgage rates. During the second half of 2022, the benchmark 30 year fixed conforming mortgage rate rose above 6% for the first time since 2008, according to Freddie Mac data, and has reached a recent peak of about 8% during the second half of 2023. That interest rate sat in between 6.6% and 6.8% during Q2 of 2024. Consequently, housing demand is softening, prices are rising, consumer sentiment has weakened, and home sales are declining. In June of 2024, the existing home sales market declined 5.4% compared to June of 2023 according to the National Association of Realtors. This decline had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home. Continuing poor housing market conditions would adversely affect our operating performance and results of operations.

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

Additionally, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. We have included respective disclosures in our Annual Report on Form 10-K for fiscal year ended December 31, 2023 filed with the Commission on April 16, 2024. Since June 15, 2024, we are subject to such Form 8-K disclosure requirements.

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

Results of Operations

Real Estate Brokerage Services (Residential)

	Three Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$15,858,414	$4,712,706	$11,145,708	237%
Cost of revenue	14,470,016	4,369,028	10,100,988	231%
Gross profit	$1,388,398	$343,678	$1,044,720	304%
Gross margin	8.8%	7.3%	1.5%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$26,096,163	$8,002,687	$18,093,476	226%
Cost of revenue	23,674,037	7,361,001	16,313,036	222%
Gross profit	$2,422,126	$641,686	$1,780,440	277%
Gross margin	9.3%	8.0%	1.3%

Three Months Ending June 30

Residential real estate services sales revenue increased by approximately $11.1 million, or 237%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was driven by approximately $12.2 million of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the five acquisitions completed in the first half of fiscal year 2024, offset by a 17% decrease in total transaction volume. We increased our transaction fee, monthly agent fee, and annual fee effective September 1, 2023, which, if volume returns to 2023 levels, real estate brokerage services revenue, excluding incremental acquisition revenue, will increase in 2024.

Costs related to residential real estate brokerage services increased by approximately $10.1 million, or 231%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was driven by approximately $11.1 million of cost of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the five acquisitions completed in the first half of fiscal year 2024. The gross profit increased by approximately $1.0 million, or 304%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily attributable to the gross profit from acquisitions.

Six Months Ending June 30

Residential real estate services sales revenue increased by approximately $18.1 million, or 226%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was driven by approximately $19.7 million of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the five acquisitions completed in the first half of fiscal year 2024, offset by a 27% decrease in total transaction volume. We increased our transaction fee, monthly agent fee, and annual fee effective September 1, 2023, which, if volume returns to 2023 levels, real estate brokerage services revenue, excluding incremental acquisition revenue, will increase in 2024.

Costs related to residential real estate brokerage services increased by approximately $16.3 million, or 222%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was driven by approximately $18.0 million of cost of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the five acquisitions completed in the first half of fiscal year 2024. The gross profit increased by approximately $1.8 million, or 277%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily attributable to the gross profit from acquisitions.

Franchising Services

	Three Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$68,808	$212,141	$(143,333)	(68)%
Cost of revenue	123,453	109,414	14,039	13%
Gross profit (loss)	$(54,645)	$102,727	$(157,372)	(153)%
Gross margin	(79.4)%	48.4%	(127.8)%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$213,189	$516,785	$(303,596)	(59)%
Cost of revenue	253,542	218,582	34,960	16%
Gross profit (loss)	$(40,353)	$298,203	$(338,556)	(114)%
Gross margin	(18.9)%	57.7%	(76.6)%

Three Months Ending June 30

Franchising services revenue decreased by approximately $143 thousand, or 68%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was attributable from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the five acquisitions completed in the first half of fiscal year 2024, which no longer contribute to franchising royalties fees, which would have totaled approximately $167 thousand in the second quarter of 2024. Our remaining franchisees saw a similar decrease in volume related to the same market conditions in our residential services, which negatively impacted our franchising royalty fee revenue.

Costs of revenue for franchising services increased by approximately $14 thousand, or 13%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, related to the increase costs of the external software that supports the Company’s franchises. The gross profit (loss) of franchising services has moved to a loss position for the three-month period ending June 30, 2024 over the comparable prior year period, which is attributable to the reduction in the cost of revenue due to the acquisitions of the eleven franchises in the fourth quarter of 2023 and the first quarter of 2024.

Six Months Ending June 30

Franchising services revenue decreased by approximately $304 thousand, or 59%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was attributable from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the five acquisitions completed in the first half of fiscal year 2024, which no longer contribute to franchising royalties fees, which would have totaled approximately $342 thousand in the second quarter of 2024. Our remaining franchisees saw a similar decrease in volume related to the same market conditions in our residential services, which negatively impacted our franchising royalty fee revenue.

Costs of revenue for franchising services increased by approximately $35 thousand, or 16%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, related to the increase costs of the external software that supports the Company’s franchises. The gross profit (loss) of franchising services has moved to a loss position for the six-month period ending June 30, 2024 over the comparable prior year period, which is attributable to the reduction in the cost of revenue due to the acquisitions of the eleven franchises in the fourth quarter of 2023 and the first quarter of 2024.

Coaching Services

	Three Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$211,024	$150,673	$60,351	40%
Cost of revenue	111,659	76,970	34,689	45%
Gross profit	$99,365	$73,703	$25,662	35%
Gross margin	47.1%	48.9%	(1.8)%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$344,017	$282,210	$61,807	22%
Cost of revenue	184,664	143,869	40,795	28%
Gross profit	$159,353	$138,341	$21,012	15%
Gross margin	46.3%	49.0%	(2.7)%

Three Months Ending June 30

Coaching services revenue increased by $60 thousand, or 40%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in an emphasis of our coaching program, partially offset due to the reduction in our residential transaction volume.

Costs of revenue related to coaching services increased by approximately $35 thousand, or 45%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Costs related to coaching services is related to the augmentation of the coaching program. The gross margin is relatively consistent in the three-month periods ended June 30, 2024 and 2023.

Six Months Ending June 30

Coaching services revenue increased by $62 thousand, or 22%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in an emphasis of our coaching program, partially offset due to the reduction in our residential transaction volume.

Costs of revenue related to coaching services increased by approximately $41 thousand, or 28%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Costs related to coaching services is related to the augmentation of the coaching program. The gross margin is relatively consistent in the six-month periods ended June 30, 2024 and 2023.

Property Management

	Three Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$2,757,680	$2,382,383	$375,297	16%
Cost of revenue	2,630,472	2,263,483	366,989	16%
Gross profit	$127,208	$118,900	$8,308	7%
Gross margin	4.6%	5.0%	(0.4)%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$5,302,267	$4,656,976	$645,291	14%
Cost of revenue	5,145,440	4,509,369	636,071	14%
Gross profit	$156,827	$147,607	$9,220	6%
Gross margin	3.0%	3.2%	(0.2)%

Three Months Ending June 30

Property management revenue increased by approximately $375 thousand, or 16%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in the number of properties under management along with a management fee price increase effective September 1, 2023.

Costs of revenue related to property management services increased by approximately $367 thousand, or 16%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in property management costs was primarily related to the timing of distributions to property owners as well as the increase in properties under management. The gross margin is consistent in the three-month periods ended June 30, 2024 and 2023.

Six Months Ending June 30

Property management revenue increased by approximately $645 thousand, or 16%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in the number of properties under management along with a management fee price increase effective September 1, 2023.

Costs of revenue related to property management services increased by approximately $636 thousand, or 14%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase in property management costs was primarily related to the timing of distributions to property owners as well as the increase in properties under management. The gross margin is consistent in the six-month periods ended June 30, 2024 and 2023.

Real Estate Brokerage Services (Commercial)

	Three Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$155,494	$28,817	$126,677	440%
Cost of revenue	129,509	590	128,919	NM
Gross profit	$25,985	$28,227	$(2,242)	(8)%
Gross margin	16.7%	98.0%	(81.2)%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$184,683	$69,698	$114,985	165%
Cost of revenue	134,328	590	133,738	NM
Gross profit	$50,355	$69,108	$(18,753)	(27)%
Gross margin	27.3%	99.2%	(71.9)%

Three Months Ending June 30

Commercial real estate services sales revenue increased by approximately $127 thousand, or 440%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. During 2024, the Company invested in additional training and personnel to grow the commercial business, which increased the cost of revenue, which increased by approximately $129 thousand in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Six Months Ending June 30

Commercial real estate services sales revenue increased by approximately $115 thousand, or 165%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. During 2024, the Company invested in additional training and personnel to grow the commercial business, which increased the cost of revenue, which increased by approximately $134 thousand in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Selling, General and Administrative Expense – Three Month Expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
Sales and Marketing	$212,608	$90,044	$122,564	136%
Payroll and benefits	978,065	489,813	488,252	100%
Rent and other	254,416	116,884	137,532	118%
Professional fees	398,954	83,519	315,435	378%
Office	94,888	40,959	53,929	132%
Technology	92,305	47,425	44,880	95%
Insurance, training and other	172,574	83,726	88,848	106%
Public company costs	493,410	—	493,410	NM
Amortization and deprecation	255,544	—	255,544	NM
Total SG&A Expenses	$2,952,764	$952,370	$2,000,394	210%

NM: Not Meaningful

Selling, general and administrative costs, excluding stock-based compensation, increased by approximately $2.0 million, or 210%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. A portion of the increase was driven by $666 thousand of additional costs from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the five acquisitions completed in the first half of fiscal year 2024. The remaining increase is primarily attributable to approximately $863 thousand in public company costs, including listing costs, printer costs, transfer agent fees, and investor relation costs and related professional fees, since our initial public offering in October 2023 as well as approximately $254 thousand of amortization of the intangible assets incurred through the acquisitions in the fourth quarter of 2023 and the first half of 2024 and an increase in personnel costs of $163 thousand.

Selling, General and Administrative Expense – Six Month Expense

	Six Months Ended June 30,		Change
	2024	2023	$	%
Sales and Marketing	$445,335	$193,271	$252,064	130%
Payroll and benefits	1,914,557	974,305	940,252	97%
Rent and other	485,187	150,498	334,689	222%
Professional fees	709,519	244,791	464,728	190%
Office	171,857	81,328	90,529	111%
Technology	168,264	80,005	88,259	110%
Insurance, training and other	300,779	202,811	97,968	48%
Public company costs	871,505	—	871,505	NM
Amortization and deprecation	440,343	—	440,343	NM
Total SG&A Expenses	$5,507,346	$1,927,009	$3,580,337	186%

NM: Not Meaningful

Selling, general and administrative costs, excluding stock-based compensation, increased by approximately $3.6 million, or 186%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. A portion of the increase was driven by $1.3 million of additional costs from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the five acquisitions completed in the first half of fiscal year 2024. The remaining increase is primarily attributable to approximately $1.3 million in public company costs, including listing costs, printer costs, transfer agent fees, D&O insurance and investor relation costs and related professional fees as well as approximately $438 thousand of amortization of the intangible assets incurred through the acquisitions in the fourth quarter of 2023 and the first half of 2024, an increase in personnel costs of $284 thousand, and additional marketing events of $155 thousand.

Stock-based compensation

We incurred stock-based compensation of approximately $474 thousand and $3.7 million in the three and six months ended June 30, 2024, respectively, primarily due to option grants to our CEO pursuant to the terms of his employment agreement ($2.1 million), other employees ($0.9 million), and consultants who provided various services to the company ($0.7 million). We incurred stock-based compensation of approximately $5 thousand and $74 thousand in the three and six months ended June 30, 2023, respectively, primarily due to option grants given to the non-management directors of our board of directors in February 2022.

Other Income (Expense), Net

Other expense, net for the three months ended June 30, 2024 was approximately $426 thousand compared to other expense, net, of approximately $113 thousand for the three months ended June 30, 2023. The expense in 2024 was due to interest expense and the amortization of financing fees related to the debt raise in February 2024 and April 2024 and the Advances on Future Receipts in May 2024 as well as an increase in the value of the derivative liabilities associated with the convertible debt. The expense in 2023 was primarily due to costs related to the amortization of financing fees related to convertible debt instruments with embedded equity elements issued in the fourth quarter of fiscal year 2022 along with an increase in interest expense associated with new debt issuances during the fourth quarter of fiscal year 2022, partially offset by a decrease in the revaluation of the derivative liabilities.

Other expense, net for the six months ended June 30, 2024 was approximately $507 thousand compared to other expense, net, of approximately $686 thousand for the six months ended June 30, 2023. The expense in 2024 was due to interest expense and the amortization of financing fees related to the debt raise in February 2024 and April 2024 and the Advances on Future Receipts in May 2024 as well as an increase in the value of the derivative liabilities associated with the convertible debt. The expense in 2023 was primarily due to costs related to the amortization of financing fees related to convertible debt instruments with embedded equity elements issued in the fourth quarter of fiscal year 2022 along with an increase in interest expense associated with new debt issuances during the fourth quarter of fiscal year 2022, partially offset by a decrease in the revaluation of the derivative liabilities.

Liquidity and Capital Resources

On June 30, 2024 and December 31, 2023, we had cash of approximately $1.6 million and $1.0 million, respectively, on hand.

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

In April 2024, we received $1,250,200 in net proceeds, excluding debt issuance costs of $139 thousand, through our private sale of a 13% OID senior secured promissory note in the principal amount of $1,316,000 for a purchase price of $1,250,200 to the same accredited investor in our February 2024 private placement.

In May 2024, the Company entered into a standard merchant cash advance agreement which the Company sold in the aggregate $761,250 in future receipts of the Company for $500,000. Until the purchase price has been repaid, the Company agreed to pay Cedar $23,000 per week.

In July 2024, we received $444,600 in net proceeds, excluding debt issuance costs of approximately $25 thousand, through our private sale of a 13% OID senior secured promissory note in the principal amount of $468,000 for a purchase price of $444,600 to the same accredited investor in our February 2024 and April 1 private placements.

In August 2024, we received $725,000 in net proceeds, excluding equity issuance costs of approximately $25 thousand, by issuing 761,689 shares of common stock and a pre-funded warrant to purchase 509,498 shares of common stock pursuant to a securities purchase agreement with an institutional accredited investor, Brown Stone Capital Ltd., at a price equal to $0.59 per share.

Furthermore, during the period required to achieve substantially higher revenue in order to become profitable, we will require additional funds that might not be readily available or might not be on terms that are acceptable to us, or at all. Until such time that we fully implement our growth strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. As such, we anticipate that our existing working capital, including cash on hand and cash generated from operations, will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of this quarterly report on Form 10-Q. We will be required to raise additional capital to service the three promissory notes issued in the first half of 2024, to repay the principal balance of each of the notes, and to fund ongoing operations.

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

Summary of Cash Flows

	Six Months Ended June 30,
	2024	2023
Net Cash Used in Operating Activities	$(1,341,369)	$(157,344)
Net Cash Provided by Investing Activities	$71,718	$—
Net Cash Provided by Financing Activities	$2,144,066	$459,959

Cash Flows from Operating Activities

During the six months ended June 30, 2024, operating activities consumed $1.3 million of our cash on hand, which was primarily attributable to the net loss of $2.0 million, excluding stock-based compensation, amortization and depreciation, non-cash interest expense and amortization of debt discounts, and provision for credit losses, partially offset by changes in working capital of $0.7 million, mostly due to an increase in accounts payable, security deposit payables, and an increase in contract liabilities, partially offset by an increase in accounts receivable and payments on lease liabilities.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, we purchased five acquisitions with capital stock and two of the five with additional cash payments totaling $60 thousand. Each of the five acquisitions had an aggregate amount of $132 thousand of cash. See Note 2, “Business Combinations” of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the acquisitions.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, we received net cash provided by financing activities of $2.1 million, which included the proceeds of our debt issuance in February 2024 and April 1 of $2.2 million and the receipt of the advances on future receipts of $0.5 million, offset by deferred debt issuance costs of $0.3 million, payments on notes payable, and payments to advances on future receipts and post-acquisition consideration totaling $0.3 million.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, as we are a newly publicly traded company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as previously reported Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our Quarterly Report on Form 10-Q for the first quarter ended March 31, 2024 and as described herein, we have not been and we are not presently a party to any material pending or threatened legal proceedings. Except as described below there have not been any material developments in our pending legal proceedings in the second quarter of 2024.

As previously disclosed, on September 5, 2023, Mr. Anthony Freites, who was an alleged independent contractor of La Rosa Realty, LLC from January 13, 2013 until June of 2021, filed an amended complaint in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his contract and is looking for payment of commissions on alleged closed real estate sales as an independent contractor in the amount unspecified but allegedly including actual damages, compensatory damages, attorney’s fees, costs, and prejudgment interest. On October 12, 2023, the Company filed a motion to dismiss Mr. Freites’ complaint, which is still pending. A mediation has been scheduled for September 6, 2024.

On July 19, 2024, LPT Realty, LLC commenced a civil action in the Ninth Judicial Circuit in Orange County, Florida against La Rosa Holdings Corp; Joseph La Rosa a/k/a Joe La Rosa; La Rosa Realty Lake Nona, Inc. n/k/a Nona Legacy Powered By La Rosa Realty, Inc.; & La Rosa Realty, LLC, seeking damages, reasonable royalty of all real estate transactions conducted by all the La Rosa defendants and injunctive relief for misappropriation of trade secrets as to all the defendants. The court ordered a mediation to take place within 45 days. The defendants filed a response to the complaint in the form of a motion to strike as sham, which is still pending.

On July 22, 2024, the Company’s subsidiary, Nona Legacy Powered by La Rosa Realty, Inc. commenced a civil action in the Ninth Judicial Circuit in Orange County, Florida against Olga Norkis Fernandez Valdez a/k/a Norkis Fernandez and LPT Realty, LLC. The plaintiff seeks monetary damages caused by Norkis Fernandez due to the breach of contract and breach of fiduciary duty by Ms. Fernandez as well as injunctive relief against Ms. Fernandez. The plaintiff also seeks damages against LPT Realty, LLC for tortious interference with a contractual relationship. The defendants were served their response is due in the end of August..

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 16, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC, in the second quarter of 2024 the Company issued the following securities which were not registered under the Securities Act.

On May 17, 2024, the Company issued 260,000 unregistered shares of the Company’s common stock to three consultants of the Company as consideration for services rendered in connection with consulting agreements dated April 4, 2024, April 22, 2024 and April 29, 2024.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit No.	Description
2.1	Reorganization Agreement And Plan of Share Exchange dated July 22, 2021 by and among La Rosa Holdings Corp., La Rosa Coaching, LLC, La Rosa CRE, LLC, La Rosa Franchising, LLC, La Rosa Property Management, LLC, and La Rosa Realty, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.1	Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.2	Amended and Restated Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.3	Bylaws of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.4	Certificate of Amendment to Articles of Incorporation for 3.5 for 1 reverse stock split (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
3.5	Certificate of Correction of Certificate of Amendment to Articles of Incorporation for 10 for 1 reverse stock split (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
3.6	Certificate Of Designations, Preferences And Rights Of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
3.7	Certificate of Amendment to Articles of Incorporation for 2 for 1 forward stock split (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
4.2	Warrant issued to Exchange Listing, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
4.3	Representative Warrant dated as of October 12, 2023, issued by the Company to Alexander Capital L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC as of October 13, 2023).
4.4	Form of 13% OID Senior Secured Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.5	Form of First Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.6	Form of Second Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.7	Common Stock Purchase Warrant dated February 20, 2024 issued to Alexander Capital L.P.(incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
4.8	Form of Warrant issued by the Company on August 12, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.1#	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.2#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.3#	Employment Agreement by and between La Rosa Holdings Corp. and Alex Santos, dated January 10, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).

10.4#	Form of Employment Agreement by and between La Rosa Holdings Corp. and Joseph La Rosa dated November 1, 2021 (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.5#	Director Agreement by and between La Rosa Holdings Corp. and Thomas Stringer (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.6#	Director Agreement by and between La Rosa Holdings Corp. and Jodi R. White (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.7#	Director Agreement by and between La Rosa Holdings Corp. and Michael La Rosa (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.8#	Director Agreement by and between La Rosa Holdings Corp. and Ned L. Siegel (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.9	Form of Convertible Note Purchase Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.10	Convertible Promissory Note by La Rosa Holdings Corp. to Rodney and Jennifer Bosley dated August 18, 2021 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.11	Convertible Promissory Note by La Rosa Holdings Corp. to Capital Pro LLC dated July 22, 2021 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.12	Convertible Promissory Note by La Rosa Holdings Corp. to Andres L. Hebra dated July 22, 2021 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.13	Convertible Promissory Note by La Rosa Holdings Corp. to ROI Funding LLC dated July 22, 2021 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.14	Convertible Promissory Note by La Rosa Holdings Corp. to Nadia Tattrie dated August 27, 2021 (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.15	Convertible Promissory Note by La Rosa Holdings Corp. to Sonia Fuentes-Blanco dated September 14, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.16	Convertible Promissory Note by La Rosa Holdings Corp. to Patricia Jacome dated August 16, 2021 (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.17	Convertible Promissory Note by La Rosa Holdings Corp. to Reyex Consulting, LLC dated October 12, 2021 (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.18	Convertible Promissory Note by La Rosa Holdings Corp. to Anderson Correa dated October 11, 2021 (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.19	Convertible Promissory Note by La Rosa Holdings Corp. to Katherine Lemieux dated October 15, 2021 (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.20	Convertible Promissory Note by La Rosa Holdings Corp. to Luz Josanny Colon dated September 28, 2021 (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

10.21	Convertible Promissory Note by La Rosa Holdings Corp. to Junior A. Morales Barreto dated October 15, 2021 (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.22	Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.23	Convertible Promissory Note by La Rosa Holdings Corp. to Michael Kerns dated October 15, 2021 (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.24	Convertible Promissory Note by La Rosa Holdings Corp. to Seana Abdelmajid dated October 20, 2021 (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.25	Convertible Promissory Note by La Rosa Holdings Corp. to Milton Ocasio LLC dated September 28, 2021 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.26	Convertible Promissory Note by La Rosa Holdings Corp. to Gihan Awad dated October 12, 2021 (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.27	Franchise disclosure document of La Rosa Franchising, LLC dated March 2, 2020, and template Franchise Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.28	Capital Market Advisory Agreement by and between La Rosa Realty Corp. and Exchange Listing, LLC dated May 12, 2021 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.29	Lease Agreement by and between Crosscreek Village Station LLC and La Rosa Realty, LLC dated August 2, 2018, for office space located at Crosscreek Village shopping center, St. Cloud Florida (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.30	Lease Agreement by and between LJR Partners LLC and La Rosa Realty, LLC dated May 28, 2021, for office space located at 377-381 N. Krome Avenue, Homestead, Florida (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.31	Lease Agreement by and between Baez-Pavon Ins Group LLC and La Rosa Realty, LLC dated November 16, 2021, for office space located at 3388 Magic Oak LN, Sarasota, Florida (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.32	Amendment to Capital Market Advisory Agreement dated December 16, 2021 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.33	Convertible Promissory Note by La Rosa Holdings Corp. to Norkis Fernandez dated October 15, 2021 (incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.34	Convertible Promissory Note by La Rosa Holdings Corp. to Shakyra Cortez dated December 13, 2021 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.35	Convertible Promissory Note by La Rosa Holdings Corp. to Randy Vasquez dated December 18, 2021 (incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.36	Convertible Promissory Note by La Rosa Holdings Corp. to Victor Cruz dated January 7, 2022 (incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

10.37	(Consulting) Agreement dated January 10, 2022 between La Rosa Holdings Corp. and Bonilla Opportunity Fund I Ltd. (incorporated by reference to Exhibit 10.45 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.38	Stock Purchase Agreement dated as of January 10, 2022 between Bonilla Opportunity Fund I Ltd. and La Rosa Holdings Corp. (incorporated by reference to Exhibit 10.46 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.39	Renewal Note due April 30, 2022 by La Rosa Realty Corp. to ELP Global PLLC dated March 10, 2022 (incorporated by reference to Exhibit 10.47 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.40	Agent Incentive Plan (incorporated by reference to Exhibit 10.48 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.41	Note due December 31, 2021 by La Rosa Realty Corp. and ELP Global PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.42	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated February 25, 2022 (incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.43	Amendment dated April 14, 2022 to the Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.44	Convertible Promissory Note by La Rosa Holdings Corp. to Peter Lopez dated February 22, 2022 (incorporated by reference to Exhibit 10.55 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.45	Amendment No. 1 to La Rosa Holdings Corp. 2022 Agent Incentive Plan dated April 26, 2022 (incorporated by reference to Exhibit 10.56 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.46#	Form of Amended Employment Agreement by and between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.57 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.47	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.58 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.48	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated May 17, 2022 (incorporated by reference to Exhibit 10.59 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.49	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated June 29, 2022 (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.50	Amendment to Capital Market Advisory Agreement by and between La Rosa Holdings Corp. and Exchange Listing, LLC dated July 1, 2022 (incorporated by reference to Exhibit 10.65 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.51	Amendment to (Consulting) Agreement by and between La Rosa Holdings Corp. and Bonilla Opportunity Fund I Ltd. dated July 20, 2022 (incorporated by reference to Exhibit 10.66 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.52#	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.67 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).

10.53#	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.68 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.54	Form of Extension Agreement to Note Purchase Agreement (incorporated by reference to Exhibit 10.69 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.55	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.70 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.56	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated July 28, 2022 (incorporated by reference to Exhibit 10.71 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.57	Amendment dated August 22, 2022 to the Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.58	Capital Market Advisory Agreement by and between La Rosa Realty Corp. and Exchange Listing, LLC dated July 1, 2022 (incorporated by reference to Exhibit 10.73 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.59	Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.74 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.60	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated October 3, 2022 (incorporated by reference to Exhibit 10.81 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.61	Convertible Promissory Note by La Rosa Holdings Corp. to Gemma and Whitfield Pressinger dated October 5, 2022 (incorporated by reference to Exhibit 10.83 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.62	Convertible Promissory Note by La Rosa Holdings Corp. to Misael Ortega dated October 7, 2022 (incorporated by reference to Exhibit 10.84 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.63#	Form of Employment Agreement by and between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.85 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.64	Amendment No. 1 dated October 28, 2022 to the Unsecured Subordinated Promissory Notes by La Rosa Holdings Corp. to Joseph La Rosa dated February 25, 2022, dated April 29, 2022, dated May 17, 2022, dated June 29, 2022, dated July 28, 2022, dated October 3, 2022. (incorporated by reference to Exhibit 10.86 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.65	Amendment dated October 30, 2022 to the Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.87 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.66	Form of Extension Agreement dated October 25, 2022 to a Note Purchase Agreement (incorporated by reference to Exhibit 10.88 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).

10.67	Form of Second Extension Agreement October 25, 2022 to a Note Purchase Agreement (incorporated by reference to Exhibit 10.89 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.68	Securities Purchase Agreement by and between La Rosa Holdings Corp. and Named Investors dated November 14, 2022 (incorporated by reference to Exhibit 10.90 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.69	Senior Secured Convertible Promissory Note by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.91 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.70	Pledge and Security Agreement by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.92 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.71	Common Share Purchase Warrant by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.93 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.72#	Amendment No. 1 dated November 14, 2022 to the Employment Agreement between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.94 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.73	Convertible Original Issue Discount Promissory Note by and between La Rosa Holdings Corp. and Joseph La Rosa dated December 2, 2022 (incorporated by reference to Exhibit 10.95 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of January 6, 2023).
10.74	Common Stock Purchase Warrant by and between La Rosa Holdings Corp. and Joseph La Rosa dated December 2, 2022. (incorporated by reference to Exhibit 10.96 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of January 6, 2023).
10.75	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.97 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.76	Amendment No. 2 dated February 16, 2023 to Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.99 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.77	Form of Series A Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.100 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.78	Debt Exchange Agreement between La Rosa Holdings Corp. and Joseph La Rosa dated March 27, 2023 (incorporated by reference to Exhibit 10.101 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.79	Share vesting, cancelation and reissuance agreement by and between La Rosa Holdings Corp., Bonilla Opportunity Fund I, LTD, CGB-TRUST-1001-01/13/22 and ELG Trust 1004-09/01/13, dated December 8, 2022 (incorporated by reference to Exhibit 10.102 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.80#	Amendment dated May 17, 2023 to the Employment Agreement between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.103 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.81#	Amendment dated May 17, 2023 to the Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph LaRosa dated April 29, 2022 (incorporated by reference to Exhibit 10.104 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.82	Amendment No. 1 dated May 18, 2023 to the Share Vesting, Cancelation and Reissuance Agreement between La Rosa Holdings Corp., Bonilla Opportunity Fund I, LTD, CGB-TRUST-1001-01/13/22 and ELG Trust 1004-09/01/13 dated December 8, 2022. (incorporated by reference to Exhibit 10.105 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.83	Amendment No. 2 dated June 8, 2023 to the Share Vesting, Cancelation and Reissuance Agreement between La Rosa Holdings Corp., Bonilla Opportunity Fund I, LTD, CGB-TRUST-1001-01/13/22 and ELG Trust 1004-09/01/13 dated December 8, 2022 (incorporated by reference to Exhibit 10.106 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 21, 2023).
10.84	Extension agreement between Emmis Capital II, LLC and La Rosa Holdings Corp. dated June 21, 2023 (incorporated by reference to Exhibit 10.107 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 21, 2023).
10.85	Lease Extension Agreement between La Rosa Realty, LLC and LJR Partners, LLC dated May 10, 2023 (incorporated by reference to Exhibit 10.108 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of July 14, 2023).

10.86	Amendment No. 3 dated July 12, 2023 to Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.109 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of July 14, 2023).
10.87	Amendment No. 4 dated August 25, 2023 to Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.110 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of September 1, 2023).
10.88	Standard Merchant Cash Advance Agreement between La Rosa Holdings Corp. and Cedar Advance LLC dated July 3, 2023 (incorporated by reference to Exhibit 10.111 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of September 1, 2023).
10.89#	Amendment dated August 14, 2023 to the Employment Agreement between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.112 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of September 1, 2023).
10.90	Stock Purchase Agreement dated as of January 6, 2022 by and among La Rosa Holdings Corp. and Norkis Fernandez and La Rosa Realty Lake Nona, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Form S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.91	Amendment dated September 15, 2022 to Stock Purchase Agreement dated January 6, 2022 by and among La Rosa Holdings Corp. and La Rosa Realty Lake Nona, Inc. (incorporated by reference to Exhibit 10.75 of the Company’s Form S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.92	Membership Interest Purchase Agreement dated as of December 21, 2021 by and among La Rosa Holdings Corp. and Maria Flores-Garcia and Horeb Kissimmee Realty LLC (incorporated by reference to Exhibit 10.43 of the Company’s Form S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.93	Amendment dated September 15, 2022 to Membership Interest Purchase Agreement dated December 21, 2021 by and among La Rosa Holdings Corp. and Horeb Kissimmee Realty, LLC (incorporated by reference to Exhibit 10.78 of the Company’s S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.94#	Amendment No. 2 dated December 7, 2023 to Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 8, 2023).
10.95	Membership Interest Purchase Agreement dated as of December 12, 2023 by and among La Rosa Holdings Corp., La Rosa Realty CW Properties, LLC and the CWP Selling Member. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.96	Membership Interest Purchase Agreement dated as of December 13, 2023 by and among La Rosa Holdings Corp., La Rosa Realty Premier, LLC and the Premier Selling Member. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.97	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.98	Membership Interest Purchase Agreement dated as of December 20, 2023 by and among La Rosa Holdings Corp., La Rosa Realty Orlando, LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 27, 2023).
10.99	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of December 27, 2023).

10.100	Form of membership Interest Purchase Agreement dated as of December 28, 2023 by and among La Rosa Holdings Corp., La Rosa Realty North Florida, LLC and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of January 4, 2024).
10.101	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of January 4, 2024).
10.102#	Employment agreement between Deana La Rosa and La Rosa Holdings Corp. dated January 31, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 1, 2024).
10.103#	Amendment dated February 1, 2024 to the employment agreement between Kent Metzroth and La Rosa Holdings Corp. dated November 1, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 1, 2024).
10.104	Membership Interest Purchase Agreement dated as of February 21, 2024 by and among La Rosa Holdings Corp., La Rosa Realty Winter Garden LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 23, 2024).
10.105	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 23, 2024).
10.106	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.107	Form of Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.108	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.109	Form of First Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.110	Form of Second Warrant (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.111	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.112	Membership Interest Purchase Agreement dated as of March 7, 2024 by and among La Rosa Holdings Corp., La Rosa Realty Georgia LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of March 13, 2024).
10.113	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of March 13, 2024).
10.114	Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan (incorporated by reference to Exhibit 10.114 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.115	Form of Stock Purchase Agreement dated as of March 15, 2024 by and among La Rosa Holdings Corp., La Rosa Realty California and the Selling Stockholder (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of March 21, 2024).
10.116	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of March 21, 2024).
10.117	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.118	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.119	Form of Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.120	Form of Commercial Lease Agreement by and between Hayward Area Historical Society and Yeimalis Acevedo-Rasmussen dated November 4, 2021, for office space located at: 22392 Foothill Blvd., Hayward CA 94541(incorporated by reference to Exhibit 10.120 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).

10.121	Form of Lease Agreement by and Between 1146 Vision Holdings LLC and La Rosa Realty LLC dated July 1, 2023, for office space located at: 1420 Celebration Blvd, Suite 101, 103, Celebration, FL 34747 (incorporated by reference to Exhibit 10.121 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.122	Form of Lease Agreement by and between G&L Mast LLC and La Rosa Realty LLC dated February 8, 2024, for office space located at: 3407 Magic Oak Lane, Sarasota, Florida (incorporated by reference to Exhibit 10.122 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.123	Form of Office Lease Agreement by and between TGC MS Phase I North LLC and La Rosa Realty Group LLC dated February 21, 2019, for office space located at: 15500 New Barn Road, Miami Lakes, Miami-Dade County, Florida 33014 (incorporated by reference to Exhibit 10.123 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.124	Form of Lease Agreement by and between La Rosa Realty Georgia LLC and American Capital Properties, LLC, dated April 2, 2024, for office space located at: 3483 Satellite Blvd, Suite 115 South, Duluth, Gwinnett County, Georgia 30096 (incorporated by reference to Exhibit 10.124 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.125	Form of Commercial Lease Agreement by and between Holder Investments, Inc. and La Rosa Realty, LLC, dated March 1, 2024, for office spaces located at: 1165 E Plant St., Unit 8, Winter Garden, Florida 34787 (incorporated by reference to Exhibit 10.125 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.126	Form of Retail Lease Agreement by and between SGO Osceola village, LLC and La Rosa Realty, LLC dated July 13, 2016, for office space located at: 3032 Dyer Blvd., Kissimmee, Florida 34741 (incorporated by reference to Exhibit 10.126 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.127	Form of Assignment, Assumption and Consent Agreement by and among La Rosa Realty, LLC, Horeb Kissimmee Realty LLC, and SGO Osceola Village, LLC dated November 30, 202, for office space located at: 3032 Dyer Blvd., Kissimmee, Florida 34741 (incorporated by reference to Exhibit 10.127 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.128	Form of Commercial Lease Agreement by and between La Rosa Realty Kissimmee and Horeb Legacy Investments LLC, dated December 1, 2022, for office space located at: 3040 Loopdale Lane, Kissimmee, Florida 34741(incorporated by reference to Exhibit 10.128 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.129	Form of Lease Agreement by and between Baymeadows Properties LLC and La Rosa Realty North Florida LLC dated October 1, 2020, for office space located at: 9250 Baymeadows Road, Jacksonville, Florida 32256 (incorporated by reference to Exhibit 10.129 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.130	Form of Lease Agreement by and between Epiphany Property Holdings, LLC and La Rosa Realty/the Executive Group, Inc., dated August 29, 2022, for office space located at: 1805 W. Colonial Dr., Unit C-1, Orlando, Florida 32804 (incorporated by reference to Exhibit 10.130 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.131	Form of Office Lease Agreement by and between Daia Group LLC, La Rosa Realty Georgia, LLC and Coldwell Banker Commercial Metro Brokers, dated April 6, 2021, for office space located at: 5855 Medlock Bridge Parkway, Suite 100, Alpharetta, Georgia 30022 (incorporated by reference to Exhibit 10.131 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.132	Form of Shopping Center Lease Agreement by and between Deno P. Dikeou and La Rosa Realty, LLC, dated September 9, 2016 with seven addenda, for office space located at: 626 N. Alafaya Trail, #297, Orlando, Florida 32828 (incorporated by reference to Exhibit 10.132 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).

10.133	Form of Commercial Sublease Agreement by and Between La Rosa Realty Georgia and Carmen Delgado, dated January 1, 2024, for office space located at: 175 John W. Morrow Jr. Pkwy, Gainsville, Georgia 30501 (incorporated by reference to Exhibit 10.133 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.134	Form of Commercial Net Lease for Part of Building by and between Baez-Pavon Insurance Group LLC and La Rosa Realty LLC dated January 1, 2023, for office space located at: 3388 Magic Oak Lane, Sarasota, Florida 34232 (incorporated by reference to Exhibit 10.134 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.135	Form of Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated March 22, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829 (incorporated by reference to Exhibit 10.135 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.136	Form of First Amendment to Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated April 1, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829 (incorporated by reference to Exhibit 10.136 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.137	Form of Lease Agreement by and between the Executive Group and WCDO, LLC, dated March 10, 2014, with addenda, for office space located at: 1805 W. Colonial Dr., Unit B-1 Orlando, Florida 32804 (incorporated by reference to Exhibit 10.137 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.138	Form of Amendment to Lease by and between Epiphany Property Holdings, LLC, and the Executive Group, Inc., dated June 18, 2021, for office space located at: 1805 W. Colonial Dr., Unit B-1, Orlando, Florida 32804 (incorporated by reference to Exhibit 10.138 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.139	Form of Amendment to Lease by and between Epiphany Property Holdings, LLC, and the Executive Group, Inc., dated June 18, 2021, for office space located at: 1805 W. Colonial Dr., Unit B-2, Orlando, Florida 32804 (incorporated by reference to Exhibit 10.139 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.140	Renewal letter dated March 14, 2022 to the Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated March 22, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829 (incorporated by reference to Exhibit 10.140 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.141	Director Agreement by and between Lourdes Felix and La Rosa Holdings Corp., dated April 17, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 19, 2024).
10.142	Membership Interest Purchase Agreement, dated April 18, 2024, by and among La Rosa Holdings Corp., La Rosa Realty Lakeland LLC and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 24, 2024).
10.143	Leak-Out Agreement, dated April 18, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of April 24, 2024).
10.144	Amendment, dated April 26, 2024, to the Stock Purchase Agreement, dated March 15, 2024, between La Rosa Holdings Corp. and Selling Stockholder of La Rosa Realty California (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 26, 2024).
10.145	Standard Merchant Cash Advance Agreement, dated May 20, 2024, between La Rosa Holdings Corp. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2024).
10.146	Membership Purchase Agreement, dated May 24, 2024, by and among La Rosa Holdings, Corp., La Rosa Realty Success, LLC, and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2024).

10.147	Leak-Out Agreement, dated May 24, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2024).
10.148	Form of 13% OID Senior Secured Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.149	Form of First Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.150	Form of Second Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.151	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.152	Form of Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.153	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.154	Form of Securities Purchase Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.155	Form of Registration Rights Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.156	Form of Amendment No. 1 dated August 9, 2024 to the Securities Purchase Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.157	Form of Amendment No. 2 dated August 13, 2024 to the Securities Purchase Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
19.1	Amended and Restated Insider Trading Policy of La Rosa Holdings Corp. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2024).
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 12, 2024).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

#	Management contracts or compensatory plans, contracts or arrangements.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA ROSA HOLDINGS CORP.

Date: August 15, 2024	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Founder, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 15, 2024	By:	/s/ Kent Metzroth
	Name:	Kent Metzroth
	Title:	Chief Financial Officer
(Principal Financial Officer)