Form 10-Q
period 2024-09-30
La Rosa Holdings Corp.
filed 2024-11-19
CIK 1879403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 18, 2024, the registrant had 20,200,891 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS	1

	CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023	1

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)	2

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)	3

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4.	CONTROLS AND PROCEDURES	35

PART II. OTHER INFORMATION		36

ITEM 1.	LEGAL PROCEEDINGS	36

ITEM 1A.	RISK FACTORS	37

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES	38

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	38

ITEM 4.	MINE SAFETY DISCLOSURES	38

ITEM 5.	OTHER INFORMATION	38

ITEM 6.	EXHIBITS	39

	SIGNATURES	51

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,811,608	$959,604
Restricted cash	2,148,148	1,484,223
Accounts receivable, net of allowance for credit losses of $165,554 and $83,456, respectively	817,391	826,424
Other current assets	1,188	—
Total current assets	4,778,335	3,270,251

Noncurrent assets:
Property and equipment, net	17,739	14,893
Right-of-use asset, net	1,088,759	687,570
Intangible assets, net	5,673,222	4,632,449
Goodwill	8,102,089	5,702,612
Other long-term assets	26,853	21,270
Total noncurrent assets	14,908,662	11,058,794
Total assets	$19,686,997	$14,329,045
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,093,563	$1,147,073
Accrued expenses	729,043	227,574
Contract liabilities	72,365	—
Line of credit	75,697	—
Derivative liability	50,040	—
Advances on future receipts	262,263	77,042
Accrued acquisition cash consideration	341,404	300,000
Notes payable, current	2,095,692	4,400
Lease liability, current	526,609	340,566
Total current liabilities	6,246,676	2,096,655

Noncurrent liabilities:
Note payable, net of current	643,734	615,127
Security deposits payable	1,821,582	1,484,223
Lease liability, noncurrent	581,622	363,029
Other liabilities	2,950	2,950
Total non-current liabilities	3,049,888	2,465,329
Total liabilities	9,296,564	4,561,984

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 2,000 Series X shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock - $0.0001 par value; 250,000,000 shares authorized; 18,560,199 and 13,406,480 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,856	1,341
Additional paid-in capital	26,433,290	18,016,400
Accumulated deficit	(21,478,792)	(12,107,756)
Total stockholders’ equity – La Rosa Holdings Corp. shareholders	4,956,354	5,909,985
Noncontrolling interest in subsidiaries	5,434,079	3,857,076
Total stockholders’ equity	10,390,433	9,767,061
Total liabilities and stockholders’ equity	$19,686,997	$14,329,045

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$19,593,036	$6,792,250	$51,733,355	$20,320,606

Cost of revenue	17,957,130	6,216,751	47,349,141	18,450,162

Gross profit	1,635,906	575,499	4,384,214	1,870,444

Operating expenses:
Sales and marketing	246,369	49,277	691,704	242,548
General and administrative	2,747,616	938,634	7,809,627	2,672,372
Stock-based compensation — general and administrative	389,711	5,041	4,054,821	79,341
Total operating expenses	3,383,696	992,952	12,556,152	2,994,261

Loss from operations	(1,747,790)	(417,453)	(8,171,938)	(1,123,817)
Other income (expense)
Interest expense, net	(98,566)	(6,966)	(197,425)	(147,505)
Loss on extinguishment of debt	(722,729)	-	(722,729)	-
Amortization of debt discount	(135,185)	(207,887)	(455,289)	(882,781)
Change in fair value of derivative liability	307,098	10,201	218,998	138,985
Other income, net	4,544	278,266	4,544	278,834
Net loss	(2,392,628)	(343,839)	(9,323,839)	(1,736,284)
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	59,540	—	47,197	—
Net loss after noncontrolling interest in subsidiaries	(2,452,168)	(343,839)	(9,371,036)	(1,736,284)
Less: Deemed dividend	920,038	—	1,150,706	—
Net loss attributable to common stockholders	$(3,372,206)	$(343,839)	$(10,521,742)	$(1,736,284)

Loss per share of common stock attributable to common stockholders
Basic and diluted	$(0.21)	$(0.06)	$(0.70)	$(0.29)

Weighted average shares used in computing net loss per share of common stock attributable to common stockholders
Basic and diluted	16,358,452	6,180,633	14,970,099	6,063,056

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

Three Months Ended	Preferred Stock Series X		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Noncontrolling Interest In	Total
September 30, 2024	Shares	Par Value	Shares	Amount	Capital	Deficit	Equity	Subsidiaries	Equity
Balance as of June 30, 2024	2,000	$—	15,134,647	$1,513	$23,715,067	$(19,026,624)	$4,689,956	$5,374,539	$10,064,495
Net loss						(2,452,168)	(2,452,168)	59,540	(2,392,628)
Issuance of common stock for acquisitions			500,893	51	528,273		528,324	—	528,324
Equity awards issued with debt issuance			1,194,232	118	1,075,412		1,075,530		1,075,530
Stock-based compensation			455,769	46	389,665		389,711		389,711
Issuance of common stock for equity awards, net of shares withheld for taxes			1,274,658	128	724,873		725,001		725,001
Balance as of September 30, 2024	2,000	$—	18,560,199	$1,856	$26,433,290	$(21,478,792)	$4,956,354	$5,434,079	$10,390,433

Nine Months Ended	Preferred Stock Series X		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Noncontrolling Interest In	Total
September 30, 2024	Shares	Par Value	Shares	Amount	Capital	Deficit	Equity	Subsidiaries	Equity
Balance as of December 31, 2023	2,000	$—	13,406,480	1,341	18,016,400	(12,107,756)	5,909,985	3,857,076	9,767,061
Net loss						(9,371,036)	(9,371,036)	47,197	(9,323,839)
Issuance of common stock for acquisitions			1,618,630	162	2,412,612		2,412,774	1,529,806	3,942,580
Equity awards issued with debt issuance			1,311,232	130	1,226,637		1,226,767		1,226,767
Stock-based compensation			945,769	95	4,054,726		4,054,821		4,054,821
Issuance of common stock for equity awards, net of shares withheld for taxes			1,278,088	128	722,915		723,043		723,043
Balance as of September 30, 2024	2,000	$—	18,560,199	1,856	26,433,290	(21,478,792)	4,956,354	5,434,079	10,390,433

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional Paid-In	Accumulated	Total
Three Months Ended September 30, 2023	Shares	Par Value	Shares	Par Value	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2023	2,836	$—	2,000	$—	6,004,000	$600	$4,646,081	$(5,681,764)	$(1,035,083)
Net loss								(343,839)	(343,839)
Issuance of series A preferred stock	600	—					600,000		600,000
Issuance of common stock for deferred offering costs					250,168	25	1,250,815		1,250,840
Issuance of common stock related to debt maturity					30,000	3	149,997		150,000
Extinguishment of derivative liability related to exchange of convertible and related party debt							95,555		95,555
Stock-based compensation							5,041		5,041
Balance as of September 30, 2023	3,436	$—	2,000	$—	6,284,168	$628	$6,747,489	$(6,025,603)	$722,514

	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional Paid-In	Accumulated	Total
Nine Months Ended September 30, 2023	Shares	Par Value	Shares	Par Value	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	—	$—	2,000	$—	6,000,000	$600	$1,410,724	$(4,289,319)	$(2,877,995)
Net loss								(1,736,284)	(1,736,284)
Issuance of series A preferred stock	3,436	—					3,446,468		3,446,468
Issuance of common stock for deferred offering costs					250,168	25	1,250,815		1,250,840
Issuance of common stock related to debt maturity					30,000	3	149,997		150,000
Extinguishment of derivative liability related to exchange of convertible and related party debt							410,144		410,144
Stock-based compensation							79,341		79,341
Shares issued under employee agreements					4,000	—	—		—
Balance as of September 30, 2023	3,436	$—	2,000	$—	6,284,168	$628	$6,747,489	$(6,025,603)	$722,514

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(9,323,839)	$(1,736,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,054,821	79,341
Amortization and deprecation	725,866	—
Noncash lease expense	376,631	—
Change in fair value of derivatives	(218,998)	(138,985)
Amortization of debt discount and financing fees	455,289	927,319
Loss on extinguishment of debt	722,729	—
Non-cash interest expense	9,029	56,877
Provision for credit losses	82,099	17,826
Changes in Operating Assets and Liabilities:
Accounts receivable	(60,859)	132,513
Deposits and prepaid expenses	21,778	45,000
Accounts payable	752,181	(171,370)
Accrued expenses	452,988	145,013
Contract liabilities	72,365	—
Security deposits payable	329,859	191,965
Operating lease liabilities	(384,875)	—
Net Cash Used in Operating Activities	(1,932,936)	(450,785)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(5,033)	—
Cash acquired through acquisition of businesses, net of $240,470 cash paid for acquisitions	24,947	—
Net Cash Provided by Investing Activities	19,914	—
Cash Flows from Financing Activities:
Borrowings on bank line of credit	223,578	293,523
Payments on bank line of credit	(147,881)	(277,695)
Proceeds from notes payable	2,889,869	—
Payments deferred debt issuance costs	(395,407)	—
Payments on notes payable	(949,556)	(280,951)
Proceeds from advances on future receipts	500,000	500,650
Payments on advances on future receipts	(521,463)	(326,250)
Payments on post-acquisition consideration	(120,000)	—
Payments related to the public offering	—	(595,108)
Payments to related party	—	(18,855)
Proceeds from issuance of preferred stock	—	1,523,000
Proceeds from issuance of common stock	1,951,768	—
Withholding tax paid on behalf of employees on stock based awards	(1,957)	—
Net Cash Provided by Financing Activities	3,428,951	818,314

Net Increase in Cash and Restricted Cash	1,515,929	367,529
Cash and Restricted Cash at Beginning of Period	2,443,827	1,529,922
Cash and Restricted Cash at End of Period	$3,959,756	$1,897,451

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$106,202	$22,386
Taxes	$—	$—

Non-Cash Activities:
Derivative liability embedded in debt instruments	$269,038	$—
Issuance of 1,618,630 shares of common stock as consideration of acquisitions of businesses	$2,412,774	$—
Issuance of 1,081,030 shares of common stock as part of the issuance of notes payable	$1,076,768	$—
Issuance of 945,769 shares of common stock for services rendered	$4,054,821	$—
Issuance of 230,202 shares of common stock for accounts payable	$150,000	$—
Office leases acquired under operating lease obligations	$796,573	$—
Convertible debt and related party debt exchanged for 1,912 shares of Series A Convertible Preferred Stock	$—	$1,923,468
Decrease in accounts payable related to deferred offering costs	$—	$(77,204)
Value of 250,168 shares of common stock issued for deferred offering costs	$—	$1,250,840
Issuance of 30,000 shares of common stock as part of the repayment of the OID Note	$—	$150,000
Settlement of conversion rights	$—	$410,144

Reconciliation of Cash and Restricted Cash
Cash	$1,811,608	$350,276
Restricted Cash	2,148,148	1,547,175
Cash and Restricted Cash	$3,959,756	$1,897,451

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

Results of the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the Company as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements referred to above.

Liquidity – Going Concern and Management’s Plans

On September 30, 2024, the Company had a cash balance of $1.8 million and negative working capital of $1.5 million.

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

Note 2 — Business Combinations

The Company has completed a number of acquisitions in the first nine months of 2024 and will acquire additional businesses in the future. The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided and may consist of cash, equity, or a combination of the two, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies.

To date, the assets acquired and liabilities assumed in the Company’s business combinations have primarily consisted of goodwill and finite-lived intangible assets, consisting primarily of franchise agreements, agent relationships, real estate listings, non-compete agreements, customer relationships, workforce and right-of-use assets. The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, and the specific characteristics of the identified intangible assets. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions and competition. In connection with the determination of fair values, the Company engages independent appraisal firms to assist with the valuation of intangible assets acquired and certain assumed obligations.

Transaction costs associated with business combinations are expensed as incurred.

During the first nine months of 2024, the Company acquired majority ownership of the following franchisees of the Company: La Rosa Realty Georgia LLC (“Georgia”), La Rosa Realty California (“California”), La Rosa Realty Lakeland LLC (“Lakeland”), and La Rosa Realty Success LLC (“Success”) and 100% ownership of La Rosa Realty Winter Garden LLC (“Winter Garden”), BF Prime LLC (“BF Prime”), and Nona Title Agency LLC (“Nona Title”). The first six franchises engage mostly in residential real estate brokerage services to the public primarily through sales agents and also provide coaching and support services to agents on a fee basis. Nona Title is a full-service escrow, settlement, and title company whose role is to lead and coordinate the closing between all parties involved in the transaction.

La Rosa Holdings Corp. and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The following table summarizes the purchase consideration and the purchase price allocation to the estimated fair values of the identifiable assets acquired and liabilities assumed for the seven acquisitions. The values assigned to certain acquired assets and liabilities are preliminary as the Company is continuing to evaluate the fair value of the assets and liabilities and may be adjusted as further information becomes available during the allocation period of up to 12 months from the acquisition date.

	Winter Garden	Georgia	California	Lakeland	Success	BF Prime	Nona Title	Total
Acquired ownership	100%	51%	51%	51%	51%	100%	100%
Acquisition date	2/21/2024	3/7/2024	3/15/2024	4/18/2024	5/25/2024	8/19/2024	8/21/2024
Common stock issued	268,858	276,178	1,387	514,939	56,375	39,739	461,154	1,618,630

Cash consideration	$—	$—	$—	$50,000	$10,000	$5,890	$174,580	$240,470
Equity consideration	352,204	516,453	123,113	823,903	68,778	44,111	484,212	$2,412,774
Total purchase price	$352,204	$516,453	$123,113	$873,903	$78,778	$50,001	$658,792	$2,653,244
Noncontrolling interest	—	496,200	118,285	839,632	75,689	—	—	1,529,806
Acquisition date fair value	$352,204	$1,012,653	$241,398	$1,713,535	$154,467	$50,001	$658,792	$4,183,050

Purchase price allocation	$352,204	$1,012,653	$241,398	$1,713,535	$154,467	$50,001	$658,792	$4,183,050
Less fair value of net assets acquired:
Cash	17,623	79,553	1,436	32,935	171	4,542	129,157	$265,417
Working capital (less cash)	(17,148)	(54,991)	(45,027)	(59,325)	(21,323)	(3,817)	(128,306)	$(329,937)
Intangible assets	171,767	446,657	111,202	815,411	104,798	9,632	102,619	$1,762,086
Long-term assets	—	91,118	106,542	129,521	22,697	14,545	—	$364,423
Long-term liabilities	—	(98,641)	(69,449)	(94,591)	(8,236)	(7,500)	—	(278,417)
Net assets acquired	172,242	463,696	104,704	823,951	98,107	17,402	103,470	1,783,572
Goodwill	$179,962	$548,957	$136,694	$889,584	$56,360	$32,599	$555,322	$2,399,478

Goodwill generated from the acquisition is primarily attributable to expected synergies from future growth and strategic advantages provided through expansion and is not expected to be deductible for income tax purposes.

The classes of intangible identifiable assets acquired and the estimated useful life of each class is presented in the table below for the seven acquisitions:

	Winter Garden	Georgia	California	Lakeland	Success	BF Prime	Nona Title	Total
Franchise agreement (10 to 11 years)	$146,990	$356,200	$92,367	$511,453	$48,302	$7,771	$—	$1,163,083
Agent relationships (8 to 11 years)	—	43,447	7,657	147,455	—	—	102,619	301,178
Real estate listings (1 year)	22,239	37,310	10,417	129,847	55,228	1,526	—	256,567
Non-compete agreements (4 years)	2,538	9,700	761	26,656	1,268	335	—	41,258
Total identifiable intangible assets acquired	$171,767	$446,657	$111,202	$815,411	$104,798	$9,632	$102,619	$1,762,086

The amounts of revenue, cost of revenue, gross profit, and loss from operations before income taxes of the seven acquisitions included in the Company’s condensed consolidated statement of operations from the date of the acquisition for the three- and nine-month periods ended September 30, 2024 is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2024
Revenue	$3,747,768	$7,000,849
Cost of revenue	$3,413,612	$6,395,796
Gross profit	$334,156	$605,053
Loss before provision for income taxes	$141,839	$236,410

The following unaudited pro forma financial information presents the combined operating results of the Company and the 2024 acquisitions as if each acquisition had occurred as of January 1, 2023. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of the Company’s future consolidated results.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The unaudited pro forma financial information is presented in the table below for the nine-month periods ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023

Revenue	$54,378,721	$18,792,646
Cost of revenue	49,592,570	16,576,555
Gross profit	$4,786,151	$2,216,091

Loss before provision for income taxes	$(8,565,144)	$(2,933,631)
Loss per share of common stock attributable to common stockholders, basic and diluted	$(0.61)	$(0.28)
Weighted average shares used in computing net loss per share of common stock attributable to common stockholders	15,852,396	10,372,037

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

Accounts Receivable Roll-forward	Accounts Receivable, Gross	Allowance for Doubtful Accounts	Accounts Receivable, Net
December 31, 2023	$909,880	$(83,456)	$826,424
Increase in accounts receivable	73,065		73,065
Bad debt expense		(83,943)	(83,943)
Reduction in revenue		(10,194)	(10,194)
Accounts receivable write-offs		12,039	12,039
September 30, 2024	$982,945	$(165,554)	$817,391

Intangible Assets

Intangible assets consist of franchise agreements, agent relationships, real estate listings, and non-compete agreements, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there were no indicators of impairment during the nine months ended September 30, 2024.

The components of purchased intangible assets were as follows:

	Weighted Average
	Remaining	September 30, 2024			December 31, 2023
	Amortization	Gross			Gross
	Period (in years)	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Franchise agreement	10	$4,906,164	$350,143	$4,556,021	$3,743,081	$32,334	$3,710,747
Agent relationships	8	823,958	68,875	755,083	522,780	8,692	514,088
Real estate listings	0	555,366	340,793	214,573	298,798	28,366	270,432
Non-compete agreements	3	182,182	34,637	147,545	140,924	3,742	137,182
Total	9	$6,467,670	$794,448	$5,673,222	$4,705,583	$73,134	$4,632,449

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024, amortization expense was $283 thousand and $721 thousand, respectively. There was no amortization expense in the three- and nine-month periods ended September 30, 2023. Based on the intangible assets recorded at September 30, 2024, and assuming no subsequent additions or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Amortization
2024	$284,739
2025	694,781
2026	611,958
2027	608,345
2028	568,353
Thereafter	2,905,046
Total	$5,673,222

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

The Company determined that the first warrants on the three Convertible Note transactions qualified as derivative liabilities and were recorded at fair value on the date of issuance and are re-measured at fair value each reporting period with the change reported in earnings. See Note 5 — Borrowings for additional information on the Convertible Note transactions.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability (See Note 5)	$—	$—	$50,040	$50,040	$—	$—	$—	$—

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the three-month periods ended September 30, 2024 and 2023:

	2024	2023
Balance – June 30,	$317,400	$587,006
Issuance of common stock related to the derivative liability	—	(157,500)
Issuance of derivative liabilities	39,738
Extinguishment of derivative liability	—	(95,555)
Change in fair market value	(307,098)	(10,201)
Balance – September 30,	$50,040	$323,750

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the nine-month periods ended September 30, 2024 and 2023:

	2024	2023
Balance – January 1,	$—	$1,022,879
Issuance of derivative liabilities	269,038	7,500
Issuance of common stock related to the derivative liability	—	(157,500)
Extinguishment of derivative liability	—	(410,144)
Change in fair market value	(218,998)	(138,985)
Balance – September 30,	$50,040	$323,750

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

	February 20,	April 1,	July 16,	September 30,
	2024	2024	2024	2024
Weighted average fair value	$0.78	$0.91	$0.86	$0.17
Stock Price	$1.50	$1.66	$1.54	$0.65
Strike Price	$3.00	$3.00	$3.00	$3.00
Dividend yield	—	—	—	—
Expected volatility factor	77.5%	78.5%	75.1%	71.1%
Risk-free interest rate	4.3%	4.3%	4.1%	3.6%
Expected life (in years)	5.0	5.0	5.0	4.7

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to annual dues received at the start of the calendar year. As of September 30, 2024, the Company has approximately $72 thousand of remaining performance obligations, all of which will be recognized into revenue by the end of the calendar year. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Note 5 — Borrowings

Line of Credit

The Company has a line of credit with Regions Bank that allows for advances up to $150,000 with interest at the Prime Rate plus 4.75% with a floor of 4.75% and no maturity date. On September 30, 2024 we had $75 thousand drawn, at a prime rate of 8.0% plus 4.75%, or 12.75% and as of December 31, 2023, no amount was drawn under the facility. The line of credit is collateralized by Company assets.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Cash Advance Agreements

On July 3, 2023, the Company entered into a standard merchant cash advance agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $764,150 in future receipts of the Company for $500,650. The Company recorded a debt discount in the amount of $237,150 based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company and debt issuance costs of $26,350. The debt discount and debt issuance costs were reflected as a reduction on the outstanding liability and were being amortized as non-cash interest expense using the effective interest method over the term of the agreement. The Cash Advance was fully repaid in January 2024. During the nine months ended September 30, 2024, non-cash interest expense of $7,420 was recorded from the amortization of the debt discount.

On May 20, 2024, the Company entered into another standard merchant cash advance agreement (the “2024 Cash Advance”) with Cedar for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $761,250 in future receipts of the Company for $500,000. Future receipts include cash, check, credit or debit card, electronic transfer, or other form of monetary payment. Until the purchase price has been repaid, the Company agreed to pay Cedar $23,000 per week. In addition, the Company granted Cedar a security interest in all the Company’s accounts, including deposit accounts and accounts receivable and proceeds. The Company recorded a debt discount in the amount of $236,250 based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company and debt issuance costs of $25,000. The debt discount and debt issuance costs were reflected as a reduction on the outstanding liability and are being amortized as non-cash interest expense using the effective interest method over the term of the agreement. During the three and nine months ended September 30, 2024, non-cash interest expense of $136,462 and $199,263, respectively, was recorded from the amortization of the debt discount. As of September 30, 2024, the remaining gross balance of the Cash Advance was $324,250, with a remaining unamortized discount of $61,987, for a net balance of $262,263, which will be fully repaid by January 2025.

Notes Payable-Senior Secured Promissory Notes

On February 20, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $1,052,632 with a maturity date twelve months from the issue date. The note has an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 67,000 shares of the Company’s common stock as a commitment fee, a warrant to purchase 120,000 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 95,000 shares of the Company’s common stock with an exercise price of $2.25. The second warrant will only become exercisable if the note is not fully paid on or before the maturity date, at which point the warrant is exercisable until the five-year anniversary of the vesting date. The second warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date. The Company also agreed to register the securities issued to the investor by filing a registration statement with the U.S. Securities and Exchange Commission within ninety (90) calendar days from the date of the agreement. The investor also has a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note are convertible into shares of the Company’s common stock at a conversion price of $2.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $2.50 or 85% of the lowest volume weighted average price (VWAP) of the shares prior to five days of the conversion. The securities purchase agreements contain customary representations and warranties and agreements and obligations of the parties. The proceeds of the note will be used for business development and general working capital purposes. In connection with this financing, the Company also issued to its placement agent, Alexander Capital L.P. (“Alexander Capital”), a 5-year warrant to purchase 21,053 shares of the Company’s common stock at an exercise price of $1.50 per share. During the three months ended September 30, 2024, the investor converted $69,534 of accrued interest and $746,440 of principal to 881,130 shares of common stock.

On April 1, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $1,316,000 with a maturity date twelve months from the issue date. The note has an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 50,000 shares of the Company’s common stock as a commitment fee, a warrant to purchase 150,000 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 152,300 shares of the Company’s common stock with an exercise price of $2.25. The second warrant will only become exercisable if the note is not fully paid on or before the maturity date, at which point the warrant is exercisable until the five-year anniversary of the vesting date. The second warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date. The Company also agreed to register the securities issued to the investor by filing a registration statement with the U.S. Securities and Exchange Commission within ninety (90) calendar days from the date of the agreement. The investor also has a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note are convertible into shares of the Company’s common stock at a conversion price of $2.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $2.50 or 85% of the lowest VWAP of the shares prior to five days of the conversion. The securities purchase agreements contain customary representations and warranties and agreements and obligations of the parties. The proceeds of the note will be used for business development and general working capital purposes. During the three months ended September 30, 2024, the investor converted $71,713 of accrued interest to 53,100 shares of common stock.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

On July 16, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $444,600 with a maturity date twelve months from the issue date. The note has an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 29,800 shares of the Company’s common stock as a commitment fee, a warrant to purchase 53,700 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 54,200 shares of the Company’s common stock with an exercise price of $2.25. The second warrant will only become exercisable if the note is not fully paid on or before the maturity date, at which point the warrant is exercisable until the five-year anniversary of the vesting date. The second warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date. The Company also agreed to register the securities issued to the investor by filing a registration statement with the U.S. Securities and Exchange Commission within ninety (90) calendar days from the date of the agreement. The investor also has a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note are convertible into shares of the Company’s common stock at a conversion price of $2.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $2.50 or 85% of the lowest VWAP of the shares prior to five days of the conversion. The securities purchase agreements contain customary representations and warranties and agreements and obligations of the parties. The proceeds of the note will be used for business development and general working capital purposes.

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

The Senior Secured Promissory Notes are comprised of the following:

September 30,
Senior Secured Promissory Notes	2024
Principal amount	$1,890,192
Unamortized debt discount	—
Net carrying value	$1,890,192

On September 25, 2024, the Company entered into an agreement to amend the three Senior Secured Promissory Notes entered into in February, April, and July of 2024. The amendment extended the maturity date for all three notes to August 1, 2025, and delayed payments until February 1, 2025. In lieu of all payments required under the original notes, $250,000 per month will be paid beginning February 1 and each month after, until all three notes are paid in full. In addition, $200,000 was paid on September 30 and applied to the February note. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss of $722,729 during the three months ended September 30, 2024. The Company accrued interest on the notes totaling $90,281 and $181,203 during the three and nine -month period ending September 30, 2024, respectively.

Notes Payable-Promissory Note

On September 26, 2024, the Company entered into a promissory note payable whereby the Company borrowed $200,000 bearing interest at 12.5% per annum. The note is payable in three monthly installments of $75,000, beginning on November 1, 2024, with subsequent payments due on December 1, 2024, and January 1, 2025. The proceeds of the note were used to pay down the convertible note entered into in February discussed above.

Notes Payable-Economic Injury Disaster Loans

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

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Future maturities of Economic Injury Disaster Loans as of September 30, 2024, were as follows:

September 30,
Economic Injury Disaster Loans-Future Maturities	2024
2024 – remainder of year	$1,375
2025	5,500
2026	5,500
2027	5,500
2028	5,500
2029	5,500
Thereafter	620,359
Total	$649,234

Total Notes Payable as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
Notes Payable	2024	2023
Senior secured promissory note (SSPN) #1	$106,192	$—
Senior secured promissory note #2	1,316,000	—
Senior secured promissory note #3	468,000	—
Promissory note payable	200,000	—
Economic injury disaster loans (EIDL)	649,234	619,527

Current portion:
Less: current portion-SSPNs	(1,890,192)	—
Less: current portion-Promissory note payable	(200,000)	—
Less: current portion-EIDL	(5,500)	(4,400)
Notes payable, net of current	$643,734	$615,127

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

Lease costs for the three-month periods ended September 30, 2024 and 2023 were $222,126 and $50,718, respectively, and lease costs for the nine-month periods ended September 30, 2024 and 2023 were $642,996 and $118,128, respectively. Lease costs are included in general and administrative expenses in the condensed consolidated statements of operations.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$448,783	$—
Right-of-use assets obtained in exchange for lease liabilities	$796,573	$—

During the first nine months of 2024, the Company completed seven acquisitions, five of which had remaining lease terms beyond twelve months, resulting in an increase of $338,511 in right-of-use assets and lease liabilities.

Supplemental balance sheet information related to leases is as follows:

	September 30,	December 31,
	2024	2023
Assets:
Right-of-use assets	$1,088,759	$687,570

Liabilities:
Lease liability, current	$526,609	$340,566
Lease liability, noncurrent	581,622	363,029
	$1,108,231	$703,595

The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. The weighted average discount rate is 9.72%.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Future maturities on lease liabilities as of September 30, 2024, are as follows:

September 30,
2024
2024 – remainder of year	$189,795
2025	514,507
2026	342,062
2027	184,864
2028	16,639
Total minimum lease payments	1,247,867
Less: imputed interest	(139,636)
Present value of lease obligations	1,108,231
Less: current portion	(526,609)
Long-term portion of lease obligations	$581,622

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

On September 5, 2023, Mr. Anthony Freites, who was an alleged independent contractor of La Rosa Realty, LLC from January 13, 2013 until June of 2021, filed an amended complaint in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his contract and is looking for payment of commissions on alleged closed real estate sales as an independent contractor in the amount unspecified but allegedly including actual damages, compensatory damages, attorney’s fees, costs, and prejudgment interest. On October 12, 2023, the Company filed a motion to dismiss Mr. Freites’ complaint. A mediation occurred on September 6, 2024 and the case was resolved. This case is now closed and the settlement was immaterial.

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

Warrants issued to two investors who loaned money to the Company, Emmis Capital II, LLC and the Company’s CEO, Joseph La Rosa, on November 14, 2022 and December 2, 2022, respectively, included full ratchet antidilutive protections. The original warrants each covered 50,000 shares at a strike price of $5.00. The February 20, 2024 debt raise transaction required the Company to issue a warrant to Alexander Capital with a strike price of $1.50 (the fair market value of the Company’s common stock at the time of issuance). In accordance with the full ratchet antidilutive terms, the warrants were adjusted to reflect the strike price of the warrant issued to Alexander Capital and the number of shares covered by each of the warrants increased to 166,667. The difference in the fair value between each warrant immediately before and after the trigger was, in aggregate, $230,667, which is considered a deemed dividend. In addition, on August 7, 2024, the Company, entered into a securities purchase agreement with an institutional accredited investor, Brown Stone Capital Ltd., pursuant to which the Company agreed to issue up to 3,051,336 shares of the Company’s common stock, and/or pre-funded warrants to purchase shares of common stock, at $0.59 per share. The discount related to the shares purchased by Brown Stone resulted in a deemed dividend of $434,163. Pursuant to this agreement, on August 12, 2024, the Company issued 761,689 shares of common stock. In accordance with the full ratchet antidilutive terms tied to Emmis Capital II, LLC and Joseph La Rosa’s warrants, the warrants were adjusted to reflect the strike price of the common stock issued to Brown Stone Capital Ltd., and the number of shares covered by each of the warrants increased to 847,458, in the aggregate. The difference in the fair value between each warrant immediately before and after the trigger was, in aggregate, $485,876, which is considered a deemed dividend. These two transactions increased the basic net loss per share for common stockholders for the nine months ended September 30, 2024.

At September 30, 2024, warrants outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	1,282,211	$2.01	3.50	$49,153
Expected to vest	301,500	2.25	5.52	—
Total	1,583,711	$2.06	3.88	$49,153

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Additional information with respect to warrant activity:

		Weighted Average
	Number of	Exercise
	Shares	Price
Balance — December 31, 2023	937,458	$1.68
Granted	646,253	2.60
Balance — September 30, 2024	1,583,711	$2.06

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

On July 15, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note. As part of the transaction, the Company issued two warrants, the first gives the investor the option to purchase 53,700 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date. The second warrant gives the investor the option to purchase 54,200 shares of the Company’s common stock with an exercise price of $2.25. The second warrant will only become exercisable if the note is not fully paid on or before the maturity date, at which point the warrant is exercisable until the five-year anniversary of the vesting date. The second warrant will be cancelled and extinguished if the note is fully paid on or before the note maturity date.

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

As of September 30, 2024 and December 31, 2023, there was no unrecognized expense related to warrants.

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

The weighted average fair value of warrants granted in the first nine months of 2024 and the assumptions used in the Black-Scholes model are set forth in the table below.

September 30,
2024
Weighted average fair value	$0.76
Dividend yield	—
Expected volatility factor	69.0%
Risk-free interest rate	4.3%
Expected life (in years)	5.4

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 8 — Stockholders’ Equity

Common Stock Issuances

On February 20, 2024, April 1, 2024, and July 15, 2024, the Company entered into securities purchase agreements with the same accredited investor for the issuance of senior secured promissory notes. As part of these transactions, the Company issued 67,000 shares, 50,000 shares, and 29,800 shares respectively, of the Company’s common stock as commitment fees. The value of the shares was allocated to the debt discount.

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

During the quarter, $891,064 worth of principle and interest related to the first and second senior secured promissory notes were paid down through the issuance of 934,230 restricted common stock. Additionally, $150,000 worth of AP was paid down through the issuance of 230,202 shares of restricted common stock.

During the quarter, the Company issued 761,689 shares of restricted common stock and 509,498 in prefunded warrants in order to raise capital. The pre-funded warrants were exercised by quarter end. The restricted shares were granted at $0.59 per share and the pre-funded warrants were issued at $0.65 per share.

In September 2024, the Company executed a consulting agreement to receive certain investor relations services. As part of the agreement, the Company issued 230,769 shares of unregistered, restricted commons stock, which were issued on September 23, 2024 and valued at $0.65 per share.

During the first nine months of 2024, the Company purchased seven entities. A portion of the purchase price for all of the entities were settled by the issuance of an aggregate of 1,618,630 unregistered, restricted shares of the Company’s common stock. See Note 2 — Business Combinations for additional information.

Stock Option Awards

For the three-month period ended September 30, 2024, the Company recorded stock-based compensation for employee options of $7 thousand. There was no stock-based compensation for options for the three-month period ending September 30, 2023. For the nine-month periods ended September 30, 2024 and 2023, the Company recorded stock-based compensation for employees awards of $2.957 million and $46 thousand, respectively. The Company did not realize any tax benefits associated with share-based compensation for the three- and nine-month periods ended September 30, 2024 and 2023, as the Company recorded a valuation allowance on all deferred tax assets.

At September 30, 2024, options outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	3,652,910	$1.75	9.28	$—
Expected to vest	140,000	1.10	9.75	—
Total	3,792,910	$1.73	9.29	$—

Additional information with respect to stock option activity:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance — December 31, 2023	1,259,725	$2.02
Granted	2,533,185	1.57
Balance — September 30, 2024	3,792,910	$1.73

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The weighted average fair value of stock options granted in the first nine months of 2024 and the assumptions used in the Black-Scholes model are set forth in the table below.

September 30,
2024
Weighted average fair value	$0.70
Dividend yield	—
Expected volatility factor	70.5%
Risk-free interest rate	3.7%
Expected life (in years)	9.0

As of September 30, 2024, unrecognized compensation expense related to stock option awards totaled $102,444. As of December 31, 2023, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock Units

On February 1, 2024, a Restricted Stock Unit (“RSU”) covering 4,000 shares granted to the Company’s Chief Technology Officer (“CTO”) vested. The Company withheld 1,187 shares to cover payroll tax withholding and issued 2,813 shares to the executive. The Company also granted a new RSU to the CTO on February 1, 2024, which will vest on the first anniversary of the grant.

For the three-month periods ending September 30, 2024 and 2023, the Company recorded $7,426 and $5,041, respectively, of share-based compensation expense related to the RSUs. For the nine-month periods ending September 30, 2024 and 2023, the Company recorded $12,940 and $13,205, respectively, of share-based compensation expense related to the RSUs. As of September 30, 2024, unrecognized compensation expense related to the awards was $68,569. The Company did not realize any tax benefits associated with share-based compensation for the three- and nine-month periods ended September 30, 2024 and 2023, as the Company recorded a valuation allowance on all deferred tax assets.

Note 9 — Earnings Per Share

Basic loss per share of common stock attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock attributable to common stockholders is computed by giving effect to all potential shares of common stock, including those related to the Company’s outstanding warrants, options and RSUs, to the extent dilutive. For all periods presented, these potential shares were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. Two outstanding warrants covering the Company’s common stock included full ratchet antidilutive features. The features were triggered during the first and third quarters of fiscal year 2024. In the first quarter of fiscal year 2024, the strike price was reduced for both warrants from $5.00 to $1.50 and the number of shares increased from 50,000 to 166,667. The difference in the fair value between each warrant immediately before and after the trigger, in aggregate, was $230,667 during the first quarter of fiscal year 2024, which is considered a deemed dividend that increased the basic net loss per share for common stockholders. In the third quarter of fiscal year 2024, the strike price was reduced for both warrants from $1.50 to $0.59 and the number of shares increased from 166,667 to 423,729. The difference in the fair value between each warrant immediately before and after the trigger, in aggregate, was $485,876 during the third quarter of fiscal year 2024, which is considered a deemed dividend that increased the basic net loss per share for common stockholders. The Brown Stone prefunded warrant at 0.59 trigged the above mentioned antidilutive warrant adjustment resulting in the third quarter deemed dividend. The prefunded warrant in and of itself resulted in an additional deemed dividend in the amount of $434,163.

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been antidilutive:

	Nine Months Ended
	September 30,
	2024	2023
Warrants	1,583,711	887,458
Options	3,792,910	60,000
Restricted stock units	69,209	—
Future equity shares	—	90,000
Total	5,445,830	1,037,458

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

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents the information for the Company’s reportable segments for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue by segment
Real estate brokerage services (residential)	$16,484,016	$3,848,991	$42,580,179	$11,851,678
Franchising services	65,713	217,450	278,902	734,235
Coaching services	125,262	182,393	469,279	464,603
Property management	2,853,735	2,512,810	8,156,002	7,169,786
Real estate brokerage services (commercial)	64,310	30,606	248,993	100,304
	$19,593,036	$6,792,250	$51,733,355	$20,320,606
Cost of goods sold by segment
Real estate brokerage services (residential)	$14,968,472	$3,525,248	$38,642,509	$10,886,249
Franchising services	123,294	119,491	376,836	338,073
Coaching services	70,893	97,607	255,557	241,476
Property management	2,754,610	2,474,125	7,900,050	6,983,494
Real estate brokerage services (commercial)	39,861	280	174,189	870
	$17,957,130	$6,216,751	$47,349,141	$18,450,162
Gross profit by segment
Real estate brokerage services (residential)	$1,515,544	$323,743	$3,937,670	$965,429
Franchising services	(57,581)	97,959	(97,934)	396,162
Coaching services	54,369	84,786	213,722	223,127
Property management	99,125	38,685	255,952	186,292
Real estate brokerage services (commercial)	24,449	30,326	74,804	99,434
	$1,635,906	$575,499	$4,384,214	$1,870,444

La Rosa Holdings Corp. and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Performance obligations satisfied at a point in time	$16,190,693	$4,689,688	$41,966,463	$12,847,421
Performance obligations satisfied over time	3,402,343	2,102,562	9,766,892	7,473,185
	$19,593,036	$6,792,250	$51,733,355	$20,320,606

Note 11 — Subsequent Events

Legal Proceedings

The civil action case brought on July 22, 2024 between Nona Legacy Powered by La Rosa Realty, Inc. and Olga Norkis Fernandez Valdez a/k/a Norkis Fernandez was settled on October 18, 2024 resulting in the final sale of Norkis Fernandez 49% ownership of the Nona Legacy subsidiary, to La Rosa Holdings Corp, which includes a 7 year monthly pay down of the amount that is owed for consideration of her 49%. The plaintiffs also agreed to have the case dismissed with prejudice.

Equity Issuance

On November 1, 2024, the Company entered into a securities purchase agreement with an institutional accredited investor, Abri Advisors, Ltd., a corporation organized under the laws of Bermuda, pursuant to which the Company agreed to issue and sell to the Buyer, upon the terms and conditions set forth in the securities purchase agreement, up to 1,335,826 shares of the Company’s common stock and a Warrant to purchase shares of common stock at a price equal to $0.37 per share. The first closing took place on November 1, 2024, and the Company issued 936,264 shares of common stock and a warrant to purchase 399,562 shares of common stock. The Company received net proceeds of $480,000 after deducting offering expenses.

On November 1, 2024, the Company entered into a consulting agreement pursuant to which the Company agreed to issue 125,000 shares of the Company’s common stock at a price equal to $0.75 per share for services rendered.

On November 11, 2024, the Company entered into a membership interest purchase agreement with the 49% owner of one of the Company’s subsidiary’s to purchase the remaining 49% of the entity. In line with the terms and conditions set forth in the membership interest purchase agreement, 379,428 shares of the Company’s common stock was issued to the seller and one designee at a price equal to $0.85 per share. As of this date, the Company is sole owner of the entity.

On October 15, 2024, the Company entered into a consulting agreement pursuant to which the Company agreed to issue 200,000 shares of the Company’s common stock at a price equal to $0.51 per share for services rendered.

Debt Issuance

On October 7, 2024, the Company entered into a standard merchant cash advance agreement (the “Cash Advance”) with Arin Funding, LLC (“Arin”) for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $588,000 in future receipts of the Company for $400,000 net of fees.

On October 7, 2024, the Company entered into a standard merchant cash advance agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $616,250 in future receipts of the Company for $403,750 net of fees. The Company utilized $301,250 to pay off the old Cash Advance agreement with Cedar that was in place as of September 30, 2024.

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

In addition to providing person-to-person residential and commercial real estate brokerage services to the public, we cross sell ancillary technology-based products and services primarily to our sales agents and the sales agents associated with our franchisees. Our business is organized based on the services we provide internally to our agents and to the public, which are residential and commercial real estate brokerage, franchising, real estate brokerage education and coaching, and property management. Our real estate brokerage business operates primarily under the trade name La Rosa Realty, which we own, and, to a lesser extent, under the trade name Better Homes Realty which we license. We have 24 La Rosa Realty corporate real estate brokerage offices and branches located in Florida, California, Texas, Georgia, and Puerto Rico. We have 8 La Rosa Realty franchised real estate brokerage offices and branches and 3 affiliated real estate brokerage offices that pay us fees in three states in the United States and Puerto Rico. Our real estate brokerage offices, both corporate and franchised, are staffed with 2,647 licensed real estate brokers and sales associates as of September 30, 2024, an increase of 9% since December 31, 2023. In addition to our real estate brokerage offices, we also have a wholly owned title services company that was acquired during the quarter.

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

In February 2023, we launched our proprietary technology system - JAEME, part of “My Agent Account.” JAIME is a real estate AI assistant created to support and inspire our agents with personalized content to drive marketing, efficiency, and sales. This advanced technology can help agents to provide services to their clients in a more efficient way - even from their mobile devices. In October 2024, the Company launched My Agent Account version 3.0, a significant upgrade to its proprietary platform, which now includes a new module specifically designed for property management disbursements. This update is expected to improve operational efficiency for agents across the Company.

In June 2024, the Company recruited a high-performing group of team leaders in Florida, who closed over 425 transactions and achieved sales exceeding $100 million in the past 12 months.

In the first nine months of 2024, we acquired majority ownership of the following franchisees of the Company: La Rosa Realty Georgia, LLC, La Rosa Realty California, La Rosa Realty Lakeland LLC, La Rosa Realty Success LLC and 100% ownership of La Rosa Realty Winter Garden LLC, BF Prime LLC, and Nona Title Agency LLC. In November 2024, we acquired 49% membership interests of our subsidiary, La Rosa Realty Premier, LLC, which became our wholly owned subsidiary.

We intend to continue growing our business organically and by acquisition.

It is management’s intention to acquire additional franchisees and other entities through the remainder of 2024 and in 2025. We continuously look to search for potential acquisition targets. Management is in discussions with several franchisees; however, any future agreements may have terms that are materially different than the terms of completed acquisitions. We cannot guarantee that the Company will actually enter into any binding acquisition agreements with any of those companies. If we do, we cannot assure you that the terms of such acquisitions will be substantially the same or better for the Company than those of completed acquisitions.

Description of Our Revenues

Our financial results are primarily driven by the total number of sales agents in our Company, the number of sales agents closing residential real estate transactions, the number of sales agents utilizing our coaching services, the number of agents who work with our franchisees, and the number of properties under management. We increased our agent count by just over 6%, from 2,493 at September 30, 2023 to 2,647 at September 30, 2024.

The majority of our revenue is derived from a stable set of fees paid by our brokers, franchisees, and consumers. We have multiple revenue streams, with the majority of our revenue derived from commissions paid by consumers who transact business with our and our franchisees’ agents, royalties paid by our franchisees, dues and technology fees paid by our sales agents, our franchisees, and our franchisees’ agents. Our major revenue streams come from such sources as: (i) residential real estate brokerage revenue, (ii) revenue from our property management services, (iii) franchise royalty fees, (iv) fees from the sale or renewal of franchises and other franchise revenue, (v) coaching, training and assistance fees, (vi) brokerage revenue generated transactionally on commercial real estate, (vii) fees from our events and forums, and (viii) revenue from title services.

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

Inflation and Market Interest Rates

The U.S. Federal Reserve continues to take action intended to address the increases in inflation. The Federal Reserve Board maintained the federal funds rate at 533 basis points from August of 2023 through mid-September 2024, when it was then reduced to 483 basis points. The fluctuations impact interest rates, which significantly contribute to mortgage rate adjustments. During the second half of 2022, the benchmark 30 year fixed conforming mortgage rate rose above 6% for the first time since 2008, according to Freddie Mac data, and reached a peak of about 8% during the second half of 2023. That interest rate sat in between 6.1% and 6.9% during Q3 of 2024. Consequently, housing demand has softened, prices are rising, consumer sentiment has weakened, and home sales are declining. In September of 2024, the existing home sales market declined 3.5% compared to September of 2023 according to the National Association of Realtors. This decline had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home. Continuing poor housing market conditions would adversely affect our operating performance and results of operations.

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

Results of Operations

Real Estate Brokerage Services (Residential)

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$16,484,016	$3,848,991	$12,635,025	328%
Cost of revenue	14,968,472	3,525,248	11,443,224	325%
Gross profit	$1,515,544	$323,743	$1,191,801	368%
Gross margin	9.2%	8.4%	0.8%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$42,580,179	$11,851,678	$30,728,501	259%
Cost of revenue	38,642,509	10,886,249	27,756,260	255%
Gross profit	$3,937,670	$965,429	$2,972,241	308%
Gross margin	9.2%	8.1%	1.1%

Three Months Ending September 30

Residential real estate services sales revenue increased by approximately $12.6 million, or 328%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was driven by approximately $12.2 million of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the seven acquisitions completed in the first nine months of fiscal year 2024. We increased our transaction fee, monthly agent fee, and annual fee effective September 1, 2023, which, if volume returns to 2023 levels, real estate brokerage services revenue, excluding incremental acquisition revenue, will increase in 2024.

Costs related to residential real estate brokerage services increased by approximately $11.4 million, or 325%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was driven by approximately $11.2 million of cost of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the seven acquisitions completed in the first nine months of fiscal year 2024. The gross profit increased by approximately $1.2 million, or 368%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily attributable to the gross profit from acquisitions.

Nine months Ending September 30

Residential real estate services sales revenue increased by approximately $30.7 million, or 259%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was driven by approximately $32 million of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the seven acquisitions completed in the first nine months of fiscal year 2024, offset by a 19% decrease in total transaction volume. We increased our transaction fee, monthly agent fee, and annual fee effective September 1, 2023, which, if volume returns to 2023 levels, real estate brokerage services revenue, excluding incremental acquisition revenue, will increase in 2024.

Costs related to residential real estate brokerage services increased by approximately $27.8 million, or 255%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was driven by approximately $29.2 million of cost of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the seven acquisitions completed in the first nine months of fiscal year 2024. The gross profit increased by approximately $3.0 million, or 308%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily attributable to the gross profit from acquisitions.

Franchising Services

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$65,713	$217,450	$(151,737)	(70)%
Cost of revenue	123,294	119,491	3,803	3%
Gross profit	$(57,581)	$97,959	$(155,540)	(159)%
Gross margin	(87.6)%	45.0%	(132.7)%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$278,902	$734,235	$(455,333)	(62)%
Cost of revenue	376,836	338,073	38,763	11%
Gross profit	$(97,934)	$396,162	$(494,096)	(125)%
Gross margin	(35.1)%	54.0%	(89.1)%

Three Months Ending September 30

Franchising services revenue decreased by approximately $152 thousand, or 70%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was attributable from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the seven acquisitions completed in the first nine months of fiscal year 2024, which no longer contribute to franchising royalties fees, which would have totaled approximately $163 thousand in the third quarter of 2024. Our remaining franchisees saw a similar decrease in volume related to the same market conditions in our residential services, which negatively impacted our franchising royalty fee revenue.

Costs of revenue for franchising services increased by approximately $4 thousand, or 3%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, related to the increase costs of the external software that supports the Company’s franchises. The gross profit (loss) of franchising services has moved to a loss position for the three-month period ending September 30, 2024 over the comparable prior year period, which is attributable to the reduction in the cost of revenue due to the acquisitions of the thirteen franchises in the fourth quarter of 2023 and the first three quarters of 2024.

Nine months Ending September 30

Franchising services revenue decreased by approximately $455 thousand, or 62%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was attributable from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the seven acquisitions completed in the first nine months of fiscal year 2024, which no longer contribute to franchising royalties fees, which would have totaled approximately $505 thousand in the third quarter of 2024. Our remaining franchisees saw a similar decrease in volume related to the same market conditions in our residential services, which negatively impacted our franchising royalty fee revenue.

Costs of revenue for franchising services increased by approximately $39 thousand, or 11%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, related to the increase costs of the external software that supports the Company’s franchises. The gross profit (loss) of franchising services has moved to a loss position for the nine-month period ending September 30, 2024 over the comparable prior year period, which is attributable to the reduction in the cost of revenue due to the acquisitions of the thirteen franchises in the fourth quarter of 2023 and the first three quarters of 2024.

Coaching Services

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$125,262	$182,393	$(57,131)	(31)%
Cost of revenue	70,893	97,607	(26,714)	(27)%
Gross profit	$54,369	$84,786	$(30,417)	(36)%
Gross margin	43.4%	46.5%	(3.1)%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$469,279	$464,603	$4,676	1%
Cost of revenue	255,557	241,476	14,081	6%
Gross profit	$213,722	$223,127	$(9,405)	(4)%
Gross margin	45.5%	48.0%	(2.5)%

Three Months Ending September 30

Coaching services revenue decreased by $57 thousand, or 31%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an reduction in activity in our coaching program due to the reduction in our residential transaction volume.

Costs of revenue related to coaching services decreased by approximately $27 thousand, or 27%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Costs related to coaching services is related to the augmentation of the coaching program. The gross margin has remained relatively stable with an decrease of 3.1% in the three-month period ended September 30, 2024 compared to September 30, 2023.

Nine months Ending September 30

Coaching services revenue increased by $5 thousand, or 1%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in an emphasis of our coaching program earlier in 2024, partially offset due to the reduction in our residential transaction volume.

Costs of revenue related to coaching services increased by approximately $14 thousand, or 6%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Costs related to coaching services is related to the augmentation of the coaching program. The gross margin has remained relatively stable with an decrease of 2.5% in the three-month period ended September 30, 2024 compared to September 30, 2023.

Property Management

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$2,853,735	$2,512,810	$340,925	14%
Cost of revenue	2,754,610	2,474,125	280,485	11%
Gross profit	$99,125	$38,685	$60,440	156%
Gross margin	3.5%	1.5%	1.9%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$8,156,002	$7,169,786	$986,216	14%
Cost of revenue	7,900,050	6,983,494	916,556	13%
Gross profit	$255,952	$186,292	$69,660	37%
Gross margin	3.1%	2.6%	0.5%

Three Months Ending September 30

Property management revenue increased by approximately $341 thousand, or 14%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the number of properties under management along with a management fee price increase effective September 1, 2023.

Costs of revenue related to property management services increased by approximately $283 thousand, or 11%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in property management costs was primarily related to the timing of distributions to property owners as well as the increase in properties under management. The gross margin increased 1.8% remaining relatively consistent in the three-month periods ended September 30, 2024 and 2023.

Nine months Ending September 30

Property management revenue increased by approximately $986 thousand, or 14%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in the number of properties under management along with a management fee price increase effective September 1, 2023.

Costs of revenue related to property management services increased by approximately $920 thousand, or 13%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase in property management costs was primarily related to the timing of distributions to property owners as well as the increase in properties under management. The gross margin is consistent in the nine-month periods ended September 30, 2024 and 2023.

Real Estate Brokerage Services (Commercial)

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$64,310	$30,606	$33,704	110%
Cost of revenue	39,861	280	39,581	14136%
Gross profit	$24,449	$30,326	$(5,877)	(19)%
Gross margin	38.0%	99.1%	(61.1)%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$248,993	$100,304	$148,689	148%
Cost of revenue	174,189	870	173,319	19922%
Gross profit	$74,804	$99,434	$(24,630)	(25)%
Gross margin	30.0%	99.1%	(69.1)%

Three Months Ending September 30

Commercial real estate services sales revenue increased by approximately $34 thousand, or 110%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. During 2024, the Company invested in additional training and personnel to grow the commercial business, which increased the cost of revenue, which increased by approximately $40 thousand in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Nine months Ending September 30

Commercial real estate services sales revenue increased by approximately $149 thousand, or 110%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. During 2024, the Company invested in additional training and personnel to grow the commercial business, which increased the cost of revenue, which increased by approximately $173 thousand in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Selling, General and Administrative Expense – Three Month Expense

	Three Months Ended September 30,		Change
	2024	2023	$	%
Sales and Marketing	$246,369	$49,277	$197,092	400%
Payroll and benefits	1,160,580	480,152	680,428	142%
Rent and other	287,900	86,208	201,692	234%
Professional fees	452,827	203,682	249,145	122%
Office	127,165	(6,101)	133,266	(2184)%
Technology	103,167	73,269	29,898	41%
Insurance, training and other	138,323	101,424	36,899	36%
Public company costs	192,130	—	192,130	NM
Amortization and deprecation	285,524	—	285,524	NM
Total SG&A Expenses	$2,993,985	$987,911	$2,006,074	203%

NM: Not Meaningful

Selling, general and administrative costs, excluding stock-based compensation, increased by approximately $2.0 million, or 203%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. A portion of the increase was driven by $1.1 million of additional costs from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the seven acquisitions completed in the first three quarters of fiscal year 2024. The remaining increase is primarily attributable to approximately $441 thousand in public company costs, including listing costs, printer costs, transfer agent fees, and investor relation costs and related professional fees, since our initial public offering in October 2023 as well as approximately $286 thousand of amortization of the intangible assets incurred through the acquisitions in the fourth quarter of 2023 and the first three quarters of 2024 and an increase in personnel costs of $680 thousand.

Selling, General and Administrative Expense – Nine Month Expense

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Sales and Marketing	$691,704	$242,548	$449,156	185%
Payroll and benefits	3,075,137	1,454,457	1,620,680	111%
Rent and other	773,087	236,706	536,381	227%
Professional fees	1,162,346	448,473	713,873	159%
Office	299,022	75,226	223,796	297%
Technology	271,431	153,274	118,157	77%
Insurance, training and other	439,102	304,236	134,866	44%
Public company costs	1,063,635	—	1,063,635	NM
Amortization and deprecation	725,867	—	725,867	NM
Total SG&A Expenses	$8,501,331	$2,914,920	$5,586,411	192%

NM: Not Meaningful

Selling, general and administrative costs, excluding stock-based compensation, increased by approximately $5.6 million, or 192%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. A portion of the increase was driven by $2.4 million of additional costs from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the seven acquisitions completed in the first three quarters of fiscal year 2024. The remaining increase is primarily attributable to approximately $1.9 million in public company costs, including listing costs, printer costs, transfer agent fees, D&O insurance and investor relation costs and related professional fees as well as approximately $726 thousand of amortization of the intangible assets incurred through the acquisitions in the fourth quarter of 2023 and the first three quarters of 2024, an increase in personnel costs of $1.6 million, and additional events and technology costs of $341 thousand.

Stock-based compensation

We incurred stock-based compensation of approximately $390 thousand and $4.1 million in the three and nine months ended September 30, 2024, respectively, primarily due to option grants to our CEO pursuant to the terms of his employment agreement ($2.1 million), other employees ($1.0 million), and investors and consultants who provided various services to the company ($1.0 million). We incurred stock-based compensation of approximately $5 thousand and $79 thousand in the three and nine months ended September 30, 2023, respectively, primarily due to option grants given to the non-management directors of our board of directors in February 2022.

Other Income (Expense), Net

Other expense, net for the three months ended September 30, 2024 was approximately $645 thousand compared to other income, net, of approximately $74 thousand for the three months ended September 30, 2023. The expense in 2024 was due to interest expense and the amortization of financing fees related to the debt raise in February, April and July 2024, the loss on extinguishment related to the same three notes in September 2024 and the Advances on Future Receipts in May 2024, partially offset by a $219 thousand decrease in the revaluation of the derivative liabilities associated with the convertible debt. The income in 2023 was due to an IRS employee retention credit received for prior tax years, net of legal costs to obtain the credit, partially offset by amortization of financing fees.

Other expense, net for the nine months ended September 30, 2024 was approximately $1.152 million compared to other expense, net, of approximately $612 thousand for the nine months ended September 30, 2023. The expense in 2024 was due to interest expense and the amortization of financing fees related to the debt raise in February, April and July 2024, the loss on extinguishment related to the same three notes in September 2024 and the Advances on Future Receipts in May 2024, partially offset by an decrease in the value of the derivative liabilities associated with the convertible debt. The 2023 expense was due to costs related to the amortization of financing fees related to convertible debt instruments with embedded equity elements issued in the fourth quarter of fiscal year 2022 along with an increase in interest expense associated with new debt issuances during the fourth quarter of fiscal year 2022, partially offset by a decrease in the revaluation of the derivative liabilities and the IRS employee retention credit received for prior tax years, net of legal costs to obtain the credit.

Liquidity and Capital Resources

On September 30, 2024 and December 31, 2023, we had cash of approximately $1.8 million and $1.0 million, respectively, on hand.

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

In May 2024, we entered into a standard merchant cash advance agreement where we sold in the aggregate $761,250 in future receipts of the Company for $500,000. Until the purchase price has been repaid, the Company agreed to pay Cedar $23,000 per week.

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

On September 26, 2024, we entered into a promissory note for the principal amount of $200,000. The promissory note bears interest at 12.5% per annum. The note is payable in three monthly installments of $75,000, beginning on November 1, 2024, with subsequent payments due on December 1, 2024, and January 1, 2025.

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

On October 10, 2024, the Company received a letter from Nasdaq notifying the Company that it was no longer in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Nasdaq has granted the Company 180 calendar days, or until April 8, 2025, to regain compliance with the Bid Price Rule. If the Company does not regain compliance with the Bid Price Rule by April 8, 2025, the Company may be eligible for an additional 180-day period to regain compliance.

Summary of Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net Cash Used in Operating Activities	$(1,932,936)	$(450,785)
Net Cash Provided by Investing Activities	$19,914	$—
Net Cash Provided by Financing Activities	$3,428,951	$818,314

Cash Flows from Operating Activities

During the nine months ended September 30, 2024, operating activities consumed $1.9 million of our cash on hand, which was primarily attributable to the net loss of $9.3 million, excluding stock-based compensation, amortization and depreciation, non-cash interest expense and amortization of debt discounts and provision for credit losses, partially offset by changes in working capital of $1.2 million, mostly due to an increase in accounts payable, accrued expenses, security deposit payables, partially offset by an increase in payments on lease liabilities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, we completed seven acquisitions with capital stock and three of the seven with additional cash payments totaling $240 thousand. Each of the seven acquisitions had an aggregate amount of $265 thousand of cash. See Note 2, “Business Combinations” of the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the acquisitions.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, we received net cash provided by financing activities of $3.4 million, which included the proceeds of our debt issuances in February, April and July 2024, a draw on the line of credit and the receipt of the advances on future receipts all totaling $3.6 million, proceeds from issuance of common stock of $1.9 million offset by deferred debt issuance costs, payments on notes payable, and payments to advances on future receipts and post-acquisition consideration all totaling $2.1 million.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, as we are a newly publicly traded company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as previously reported Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our Quarterly Report on Form 10-Q for the first quarter ended March 31, 2024 our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2024 and as described herein, we have not been and we are not presently a party to any material pending or threatened legal proceedings. Except as described below there have not been any material developments in our pending legal proceedings in the third quarter of 2024.

As previously disclosed, on September 5, 2023, Mr. Anthony Freites, who was an alleged independent contractor of La Rosa Realty, LLC from January 13, 2013 until June of 2021, filed an amended complaint in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his contract and is looking for payment of commissions on alleged closed real estate sales as an independent contractor in the amount unspecified but allegedly including actual damages, compensatory damages, attorney’s fees, costs, and prejudgment interest. On October 12, 2023, the Company filed a motion to dismiss Mr. Freites’ complaint, which is still pending. A mediation occurred on September 6, 2024. On September 10, 2024, the case was voluntarily dismissed with prejudice.

As previously disclosed on July 19, 2024, LPT Realty, LLC commenced a civil action in the Ninth Judicial Circuit in Orange County, Florida against La Rosa Holdings Corp; Joseph La Rosa a/k/a Joe La Rosa; La Rosa Realty Lake Nona, Inc. n/k/a Nona Legacy Powered By La Rosa Realty, Inc.; & La Rosa Realty, LLC, seeking damages, reasonable royalty of all real estate transactions conducted by all the La Rosa defendants and injunctive relief for misappropriation of trade secrets as to all the defendants. The court ordered a mediation to take place within 45 days. The defendants filed a response to the complaint in the form of a motion to strike as sham, which is still pending.

As previously disclosed, on July 22, 2024, the Company’s subsidiary, Nona Legacy Powered by La Rosa Realty, Inc. commenced a civil action in the Ninth Judicial Circuit in Orange County, Florida against Olga Norkis Fernandez Valdez a/k/a Norkis Fernandez and LPT Realty, LLC. The plaintiff seeks monetary damages caused by Norkis Fernandez due to the breach of contract and breach of fiduciary duty by Ms. Fernandez as well as injunctive relief against Ms. Fernandez. The plaintiff also seeks damages against LPT Realty, LLC for tortious interference with a contractual relationship. The parties have signed a Mediated Settlement Agreement dated October 18, 2024, whereby the plaintiffs agreed to have the case dismissed with prejudice.

ITEM 1A. RISK FACTORS.

Other than described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 16, 2024.

Our failure to maintain our compliance with Nasdaq’s continued listing standards or other requirements could result in our common stock being delisted from Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our common stock and decrease or eliminate your investment.

Our common stock is currently listed on the Nasdaq Capital Market on Nasdaq under the symbol “LRHC.” Nasdaq requires listed issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders.

If we violate Nasdaq’s listing requirements, or if we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your shares.

On October 10, 2024, we received a letter from Nasdaq notifying us that we were no longer in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Although Nasdaq has granted us 180 calendar days, or until April 8, 2025, to regain compliance with the Bid Price Rule, there can be no assurance that we will regain such compliance, and Nasdaq could make a determination to delist our common stock.

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

Furthermore, on November 14, 2024, the closing price of our common stock was $0.7571. Pursuant to Nasdaq Rule 5810(c)(3)(A)(iii), if the closing price of our common stock is $0.10 or less for 10 consecutive trading days, we will be issued a Staff Delisting Determination by Nasdaq. If we receive a Staff Delisting Determination Letter resulting from our common stock trading at or below $0.10 for 10 consecutive trading days, we will have 7 calendar days to request a hearing before a Nasdaq hearings panel to review the Staff Delisting Determination, which will determine the delisting of our common stock by Nasdaq. A hearing would then take place within 45 days of the hearing request to determine whether or not our common stock would be delisted. If, in the future, we receive a Staff Delisting Determination there can be no assurance that we would be successful in preventing a determination by the Nasdaq hearing panel that our stock will be delisted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC, in the third quarter of 2024 the Company issued the following securities which were not registered under the Securities Act.

On August 19, 2024, the Company issued 230,202 unregistered shares of common stock to its legal counsel, Sichenzia Ross Ference Carmel LLP, in exchange for a part of amounts payable for services rendered to the Company.

On August 27, 2024, the Company issued 225,000 unregistered shares of common stock to a consultant as consideration for services rendered in connection with a consulting agreement, dated February 20, 2024.

On September 23, 2024, the Company issued 230,769 unregistered shares of common stock to a consultant for services rendered pursuant to the marketing services agreement, dated September 19, 2024.

On September 27, 2024, the Company issued to an unaffiliated private investor a promissory note in the principal amount of $200,000, that we used for our general corporate purposes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit No.	Description
2.1	Reorganization Agreement And Plan of Share Exchange dated July 22, 2021 by and among La Rosa Holdings Corp., La Rosa Coaching, LLC, La Rosa CRE, LLC, La Rosa Franchising, LLC, La Rosa Property Management, LLC, and La Rosa Realty, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.1	Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.2	Amended and Restated Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.3	Bylaws of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.4	Certificate of Amendment to Articles of Incorporation for 3.5 for 1 reverse stock split (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
3.5	Certificate of Correction of Certificate of Amendment to Articles of Incorporation for 10 for 1 reverse stock split (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
3.6	Certificate Of Designations, Preferences And Rights Of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
3.7	Certificate of Amendment to Articles of Incorporation for 2 for 1 forward stock split (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
4.2	Warrant issued to Exchange Listing, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
4.3	Representative Warrant dated as of October 12, 2023, issued by the Company to Alexander Capital L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC as of October 13, 2023).
4.4	Form of 13% OID Senior Secured Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.5	Form of First Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.6	Form of Second Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.7	Common Stock Purchase Warrant dated February 20, 2024 issued to Alexander Capital L.P.(incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
4.8	Form of Warrant issued by the Company on August 12, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
4.9	Form of Global Amendment to the Notes, dated September 25, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 1, 2024).
4.10	Form of Promissory Note dated September 27, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC as of October 1, 2024).
4.11	Form of Promissory Note, dated October 3, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 4, 2024).
4.12	Form of Warrant issued by the Company on November 1, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of November 7, 2024)
10.1#	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.2#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.3#	Employment Agreement by and between La Rosa Holdings Corp. and Alex Santos, dated January 10, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).

10.4#	Form of Employment Agreement by and between La Rosa Holdings Corp. and Joseph La Rosa dated November 1, 2021 (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.5#	Director Agreement by and between La Rosa Holdings Corp. and Thomas Stringer (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.6#	Director Agreement by and between La Rosa Holdings Corp. and Jodi R. White (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.7#	Director Agreement by and between La Rosa Holdings Corp. and Michael La Rosa (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.8#	Director Agreement by and between La Rosa Holdings Corp. and Ned L. Siegel (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.9	Form of Convertible Note Purchase Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.10	Convertible Promissory Note by La Rosa Holdings Corp. to Rodney and Jennifer Bosley dated August 18, 2021 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.11	Convertible Promissory Note by La Rosa Holdings Corp. to Capital Pro LLC dated July 22, 2021 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.12	Convertible Promissory Note by La Rosa Holdings Corp. to Andres L. Hebra dated July 22, 2021 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.13	Convertible Promissory Note by La Rosa Holdings Corp. to ROI Funding LLC dated July 22, 2021 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.14	Convertible Promissory Note by La Rosa Holdings Corp. to Nadia Tattrie dated August 27, 2021 (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.15	Convertible Promissory Note by La Rosa Holdings Corp. to Sonia Fuentes-Blanco dated September 14, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.16	Convertible Promissory Note by La Rosa Holdings Corp. to Patricia Jacome dated August 16, 2021 (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.17	Convertible Promissory Note by La Rosa Holdings Corp. to Reyex Consulting, LLC dated October 12, 2021 (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.18	Convertible Promissory Note by La Rosa Holdings Corp. to Anderson Correa dated October 11, 2021 (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.19	Convertible Promissory Note by La Rosa Holdings Corp. to Katherine Lemieux dated October 15, 2021 (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.20	Convertible Promissory Note by La Rosa Holdings Corp. to Luz Josanny Colon dated September 28, 2021 (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

10.21	Convertible Promissory Note by La Rosa Holdings Corp. to Junior A. Morales Barreto dated October 15, 2021 (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.22	Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.23	Convertible Promissory Note by La Rosa Holdings Corp. to Michael Kerns dated October 15, 2021 (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.24	Convertible Promissory Note by La Rosa Holdings Corp. to Seana Abdelmajid dated October 20, 2021 (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.25	Convertible Promissory Note by La Rosa Holdings Corp. to Milton Ocasio LLC dated September 28, 2021 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.26	Convertible Promissory Note by La Rosa Holdings Corp. to Gihan Awad dated October 12, 2021 (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.27	Franchise disclosure document of La Rosa Franchising, LLC dated March 2, 2020, and template Franchise Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.28	Capital Market Advisory Agreement by and between La Rosa Realty Corp. and Exchange Listing, LLC dated May 12, 2021 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.29	Lease Agreement by and between Crosscreek Village Station LLC and La Rosa Realty, LLC dated August 2, 2018, for office space located at Crosscreek Village shopping center, St. Cloud Florida (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.30	Lease Agreement by and between LJR Partners LLC and La Rosa Realty, LLC dated May 28, 2021, for office space located at 377-381 N. Krome Avenue, Homestead, Florida (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.31	Lease Agreement by and between Baez-Pavon Ins Group LLC and La Rosa Realty, LLC dated November 16, 2021, for office space located at 3388 Magic Oak LN, Sarasota, Florida (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.32	Amendment to Capital Market Advisory Agreement dated December 16, 2021 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.33	Convertible Promissory Note by La Rosa Holdings Corp. to Norkis Fernandez dated October 15, 2021 (incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.34	Convertible Promissory Note by La Rosa Holdings Corp. to Shakyra Cortez dated December 13, 2021 (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.35	Convertible Promissory Note by La Rosa Holdings Corp. to Randy Vasquez dated December 18, 2021 (incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.36	Convertible Promissory Note by La Rosa Holdings Corp. to Victor Cruz dated January 7, 2022 (incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

10.37	(Consulting) Agreement dated January 10, 2022 between La Rosa Holdings Corp. and Bonilla Opportunity Fund I Ltd. (incorporated by reference to Exhibit 10.45 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.38	Stock Purchase Agreement dated as of January 10, 2022 between Bonilla Opportunity Fund I Ltd. and La Rosa Holdings Corp. (incorporated by reference to Exhibit 10.46 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.39	Renewal Note due April 30, 2022 by La Rosa Realty Corp. to ELP Global PLLC dated March 10, 2022 (incorporated by reference to Exhibit 10.47 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.40	Agent Incentive Plan (incorporated by reference to Exhibit 10.48 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.41	Note due December 31, 2021 by La Rosa Realty Corp. and ELP Global PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.42	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated February 25, 2022 (incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.43	Amendment dated April 14, 2022 to the Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.44	Convertible Promissory Note by La Rosa Holdings Corp. to Peter Lopez dated February 22, 2022 (incorporated by reference to Exhibit 10.55 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.45	Amendment No. 1 to La Rosa Holdings Corp. 2022 Agent Incentive Plan dated April 26, 2022 (incorporated by reference to Exhibit 10.56 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.46#	Form of Amended Employment Agreement by and between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.57 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.47	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.58 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.48	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated May 17, 2022 (incorporated by reference to Exhibit 10.59 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.49	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated June 29, 2022 (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.50	Amendment to Capital Market Advisory Agreement by and between La Rosa Holdings Corp. and Exchange Listing, LLC dated July 1, 2022 (incorporated by reference to Exhibit 10.65 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.51	Amendment to (Consulting) Agreement by and between La Rosa Holdings Corp. and Bonilla Opportunity Fund I Ltd. dated July 20, 2022 (incorporated by reference to Exhibit 10.66 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.52#	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.67 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).

10.53#	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.68 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.54	Form of Extension Agreement to Note Purchase Agreement (incorporated by reference to Exhibit 10.69 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.55	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.70 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.56	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated July 28, 2022 (incorporated by reference to Exhibit 10.71 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.57	Amendment dated August 22, 2022 to the Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.58	Capital Market Advisory Agreement by and between La Rosa Realty Corp. and Exchange Listing, LLC dated July 1, 2022 (incorporated by reference to Exhibit 10.73 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.59	Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.74 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.60	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated October 3, 2022 (incorporated by reference to Exhibit 10.81 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.61	Convertible Promissory Note by La Rosa Holdings Corp. to Gemma and Whitfield Pressinger dated October 5, 2022 (incorporated by reference to Exhibit 10.83 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.62	Convertible Promissory Note by La Rosa Holdings Corp. to Misael Ortega dated October 7, 2022 (incorporated by reference to Exhibit 10.84 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.63#	Form of Employment Agreement by and between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.85 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.64	Amendment No. 1 dated October 28, 2022 to the Unsecured Subordinated Promissory Notes by La Rosa Holdings Corp. to Joseph La Rosa dated February 25, 2022, dated April 29, 2022, dated May 17, 2022, dated June 29, 2022, dated July 28, 2022, dated October 3, 2022. (incorporated by reference to Exhibit 10.86 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.65	Amendment dated October 30, 2022 to the Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.87 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.66	Form of Extension Agreement dated October 25, 2022 to a Note Purchase Agreement (incorporated by reference to Exhibit 10.88 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).

10.67	Form of Second Extension Agreement October 25, 2022 to a Note Purchase Agreement (incorporated by reference to Exhibit 10.89 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.68	Securities Purchase Agreement by and between La Rosa Holdings Corp. and Named Investors dated November 14, 2022 (incorporated by reference to Exhibit 10.90 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.69	Senior Secured Convertible Promissory Note by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.91 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.70	Pledge and Security Agreement by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.92 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.71	Common Share Purchase Warrant by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.93 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.72#	Amendment No. 1 dated November 14, 2022 to the Employment Agreement between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.94 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.73	Convertible Original Issue Discount Promissory Note by and between La Rosa Holdings Corp. and Joseph La Rosa dated December 2, 2022 (incorporated by reference to Exhibit 10.95 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of January 6, 2023).
10.74	Common Stock Purchase Warrant by and between La Rosa Holdings Corp. and Joseph La Rosa dated December 2, 2022. (incorporated by reference to Exhibit 10.96 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of January 6, 2023).
10.75	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.97 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.76	Amendment No. 2 dated February 16, 2023 to Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.99 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.77	Form of Series A Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.100 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.78	Debt Exchange Agreement between La Rosa Holdings Corp. and Joseph La Rosa dated March 27, 2023 (incorporated by reference to Exhibit 10.101 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.79	Share vesting, cancelation and reissuance agreement by and between La Rosa Holdings Corp., Bonilla Opportunity Fund I, LTD, CGB-TRUST-1001-01/13/22 and ELG Trust 1004-09/01/13, dated December 8, 2022 (incorporated by reference to Exhibit 10.102 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.80#	Amendment dated May 17, 2023 to the Employment Agreement between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.103 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.81#	Amendment dated May 17, 2023 to the Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph LaRosa dated April 29, 2022 (incorporated by reference to Exhibit 10.104 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.82	Amendment No. 1 dated May 18, 2023 to the Share Vesting, Cancelation and Reissuance Agreement between La Rosa Holdings Corp., Bonilla Opportunity Fund I, LTD, CGB-TRUST-1001-01/13/22 and ELG Trust 1004-09/01/13 dated December 8, 2022. (incorporated by reference to Exhibit 10.105 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.83	Amendment No. 2 dated June 8, 2023 to the Share Vesting, Cancelation and Reissuance Agreement between La Rosa Holdings Corp., Bonilla Opportunity Fund I, LTD, CGB-TRUST-1001-01/13/22 and ELG Trust 1004-09/01/13 dated December 8, 2022 (incorporated by reference to Exhibit 10.106 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 21, 2023).
10.84	Extension agreement between Emmis Capital II, LLC and La Rosa Holdings Corp. dated June 21, 2023 (incorporated by reference to Exhibit 10.107 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 21, 2023).
10.85	Lease Extension Agreement between La Rosa Realty, LLC and LJR Partners, LLC dated May 10, 2023 (incorporated by reference to Exhibit 10.108 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of July 14, 2023).

10.86	Amendment No. 3 dated July 12, 2023 to Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.109 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of July 14, 2023).
10.87	Amendment No. 4 dated August 25, 2023 to Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.110 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of September 1, 2023).
10.88	Standard Merchant Cash Advance Agreement between La Rosa Holdings Corp. and Cedar Advance LLC dated July 3, 2023 (incorporated by reference to Exhibit 10.111 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of September 1, 2023).
10.89#	Amendment dated August 14, 2023 to the Employment Agreement between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.112 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of September 1, 2023).
10.90	Stock Purchase Agreement dated as of January 6, 2022 by and among La Rosa Holdings Corp. and Norkis Fernandez and La Rosa Realty Lake Nona, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Form S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.91	Amendment dated September 15, 2022 to Stock Purchase Agreement dated January 6, 2022 by and among La Rosa Holdings Corp. and La Rosa Realty Lake Nona, Inc. (incorporated by reference to Exhibit 10.75 of the Company’s Form S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.92	Membership Interest Purchase Agreement dated as of December 21, 2021 by and among La Rosa Holdings Corp. and Maria Flores-Garcia and Horeb Kissimmee Realty LLC (incorporated by reference to Exhibit 10.43 of the Company’s Form S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.93	Amendment dated September 15, 2022 to Membership Interest Purchase Agreement dated December 21, 2021 by and among La Rosa Holdings Corp. and Horeb Kissimmee Realty, LLC (incorporated by reference to Exhibit 10.78 of the Company’s S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.94#	Amendment No. 2 dated December 7, 2023 to Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 8, 2023).
10.95	Membership Interest Purchase Agreement dated as of December 12, 2023 by and among La Rosa Holdings Corp., La Rosa Realty CW Properties, LLC and the CWP Selling Member. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.96	Membership Interest Purchase Agreement dated as of December 13, 2023 by and among La Rosa Holdings Corp., La Rosa Realty Premier, LLC and the Premier Selling Member. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.97	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.98	Membership Interest Purchase Agreement dated as of December 20, 2023 by and among La Rosa Holdings Corp., La Rosa Realty Orlando, LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 27, 2023).
10.99	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of December 27, 2023).

10.100	Form of membership Interest Purchase Agreement dated as of December 28, 2023 by and among La Rosa Holdings Corp., La Rosa Realty North Florida, LLC and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of January 4, 2024).
10.101	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of January 4, 2024).
10.102#	Employment agreement between Deana La Rosa and La Rosa Holdings Corp. dated January 31, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 1, 2024).
10.103#	Amendment dated February 1, 2024 to the employment agreement between Kent Metzroth and La Rosa Holdings Corp. dated November 1, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 1, 2024).
10.104	Membership Interest Purchase Agreement dated as of February 21, 2024 by and among La Rosa Holdings Corp., La Rosa Realty Winter Garden LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 23, 2024).
10.105	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 23, 2024).
10.106	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.107	Form of Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.108	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.109	Form of First Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.110	Form of Second Warrant (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.111	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.112	Membership Interest Purchase Agreement dated as of March 7, 2024 by and among La Rosa Holdings Corp., La Rosa Realty Georgia LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of March 13, 2024).
10.113	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of March 13, 2024).
10.114	Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan (incorporated by reference to Exhibit 10.114 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.115	Form of Stock Purchase Agreement dated as of March 15, 2024 by and among La Rosa Holdings Corp., La Rosa Realty California and the Selling Stockholder (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of March 21, 2024).
10.116	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of March 21, 2024).
10.117	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.118	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.119	Form of Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.120	Form of Commercial Lease Agreement by and between Hayward Area Historical Society and Yeimalis Acevedo-Rasmussen dated November 4, 2021, for office space located at: 22392 Foothill Blvd., Hayward CA 94541(incorporated by reference to Exhibit 10.120 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).

10.121	Form of Lease Agreement by and Between 1146 Vision Holdings LLC and La Rosa Realty LLC dated July 1, 2023, for office space located at: 1420 Celebration Blvd, Suite 101, 103, Celebration, FL 34747 (incorporated by reference to Exhibit 10.121 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.122	Form of Lease Agreement by and between G&L Mast LLC and La Rosa Realty LLC dated February 8, 2024, for office space located at: 3407 Magic Oak Lane, Sarasota, Florida (incorporated by reference to Exhibit 10.122 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.123	Form of Office Lease Agreement by and between TGC MS Phase I North LLC and La Rosa Realty Group LLC dated February 21, 2019, for office space located at: 15500 New Barn Road, Miami Lakes, Miami-Dade County, Florida 33014 (incorporated by reference to Exhibit 10.123 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.124	Form of Lease Agreement by and between La Rosa Realty Georgia LLC and American Capital Properties, LLC, dated April 2, 2024, for office space located at: 3483 Satellite Blvd, Suite 115 South, Duluth, Gwinnett County, Georgia 30096 (incorporated by reference to Exhibit 10.124 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.125	Form of Commercial Lease Agreement by and between Holder Investments, Inc. and La Rosa Realty, LLC, dated March 1, 2024, for office spaces located at: 1165 E Plant St., Unit 8, Winter Garden, Florida 34787 (incorporated by reference to Exhibit 10.125 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.126	Form of Retail Lease Agreement by and between SGO Osceola village, LLC and La Rosa Realty, LLC dated July 13, 2016, for office space located at: 3032 Dyer Blvd., Kissimmee, Florida 34741 (incorporated by reference to Exhibit 10.126 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.127	Form of Assignment, Assumption and Consent Agreement by and among La Rosa Realty, LLC, Horeb Kissimmee Realty LLC, and SGO Osceola Village, LLC dated November 30, 202, for office space located at: 3032 Dyer Blvd., Kissimmee, Florida 34741 (incorporated by reference to Exhibit 10.127 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.128	Form of Commercial Lease Agreement by and between La Rosa Realty Kissimmee and Horeb Legacy Investments LLC, dated December 1, 2022, for office space located at: 3040 Loopdale Lane, Kissimmee, Florida 34741(incorporated by reference to Exhibit 10.128 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.129	Form of Lease Agreement by and between Baymeadows Properties LLC and La Rosa Realty North Florida LLC dated October 1, 2020, for office space located at: 9250 Baymeadows Road, Jacksonville, Florida 32256 (incorporated by reference to Exhibit 10.129 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.130	Form of Lease Agreement by and between Epiphany Property Holdings, LLC and La Rosa Realty/the Executive Group, Inc., dated August 29, 2022, for office space located at: 1805 W. Colonial Dr., Unit C-1, Orlando, Florida 32804 (incorporated by reference to Exhibit 10.130 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.131	Form of Office Lease Agreement by and between Daia Group LLC, La Rosa Realty Georgia, LLC and Coldwell Banker Commercial Metro Brokers, dated April 6, 2021, for office space located at: 5855 Medlock Bridge Parkway, Suite 100, Alpharetta, Georgia 30022 (incorporated by reference to Exhibit 10.131 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.132	Form of Shopping Center Lease Agreement by and between Deno P. Dikeou and La Rosa Realty, LLC, dated September 9, 2016 with seven addenda, for office space located at: 626 N. Alafaya Trail, #297, Orlando, Florida 32828 (incorporated by reference to Exhibit 10.132 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).

10.133	Form of Commercial Sublease Agreement by and Between La Rosa Realty Georgia and Carmen Delgado, dated January 1, 2024, for office space located at: 175 John W. Morrow Jr. Pkwy, Gainsville, Georgia 30501 (incorporated by reference to Exhibit 10.133 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.134	Form of Commercial Net Lease for Part of Building by and between Baez-Pavon Insurance Group LLC and La Rosa Realty LLC dated January 1, 2023, for office space located at: 3388 Magic Oak Lane, Sarasota, Florida 34232 (incorporated by reference to Exhibit 10.134 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.135	Form of Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated March 22, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829 (incorporated by reference to Exhibit 10.135 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.136	Form of First Amendment to Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated April 1, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829 (incorporated by reference to Exhibit 10.136 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.137	Form of Lease Agreement by and between the Executive Group and WCDO, LLC, dated March 10, 2014, with addenda, for office space located at: 1805 W. Colonial Dr., Unit B-1 Orlando, Florida 32804 (incorporated by reference to Exhibit 10.137 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.138	Form of Amendment to Lease by and between Epiphany Property Holdings, LLC, and the Executive Group, Inc., dated June 18, 2021, for office space located at: 1805 W. Colonial Dr., Unit B-1, Orlando, Florida 32804 (incorporated by reference to Exhibit 10.138 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.139	Form of Amendment to Lease by and between Epiphany Property Holdings, LLC, and the Executive Group, Inc., dated June 18, 2021, for office space located at: 1805 W. Colonial Dr., Unit B-2, Orlando, Florida 32804 (incorporated by reference to Exhibit 10.139 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.140	Renewal letter dated March 14, 2022 to the Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated March 22, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829 (incorporated by reference to Exhibit 10.140 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.141	Director Agreement by and between Lourdes Felix and La Rosa Holdings Corp., dated April 17, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 19, 2024).
10.142	Membership Interest Purchase Agreement, dated April 18, 2024, by and among La Rosa Holdings Corp., La Rosa Realty Lakeland LLC and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 24, 2024).
10.143	Leak-Out Agreement, dated April 18, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of April 24, 2024).
10.144	Amendment, dated April 26, 2024, to the Stock Purchase Agreement, dated March 15, 2024, between La Rosa Holdings Corp. and Selling Stockholder of La Rosa Realty California (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 26, 2024).
10.145	Standard Merchant Cash Advance Agreement, dated May 20, 2024, between La Rosa Holdings Corp. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2024).
10.146	Membership Purchase Agreement, dated May 24, 2024, by and among La Rosa Holdings, Corp., La Rosa Realty Success, LLC, and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2024).

10.147	Leak-Out Agreement, dated May 24, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2024).
10.148	Form of 13% OID Senior Secured Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.149	Form of First Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.150	Form of Second Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.151	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.152	Form of Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.153	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.154	Form of Securities Purchase Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.155	Form of Registration Rights Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.156	Form of Amendment No. 1 dated August 9, 2024 to the Securities Purchase Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.157	Form of Amendment No. 2 dated August 13, 2024 to the Securities Purchase Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.158	Membership Purchase Agreement, dated August 19, 2024, by and among La Rosa Holdings, Corp., BF Prime LLC, and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 22, 2024).
10.159	Leak-Out Agreement, dated August 19, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of August 22, 2024).
10.160	Form of the Amendment No. 1 dated August 20, 2024 to the Membership Interest Purchase Agreement dated as of December 28, 2023 by and among La Rosa Holdings Corp., La Rosa Realty North Florida, LLC and the NF Selling Member (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of August 22, 2024).
10.161	Form of Membership Interest Purchase Agreement dated as of August 21, 2024 by and among La Rosa Holdings Corp., Nona Title Agency LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 22, 2024).
10.162	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of August 27, 2024).
10.163	Amendment No. 3 dated September 19, 2024 to Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of September 20, 2024).
10.164	Form of Director Agreement by and between Siamack Alavi and La Rosa Holdings Corp., dated October 4, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 4, 2024).
10.165	Standard Merchant Cash Advance Agreement, dated October 7, 2024, between the Company and Arin Funding LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 11, 2024).

10.166	Standard Merchant Cash Advance Agreement, dated October 7, 2024, between the Company and Cedar Advance LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of October 11, 2024).
10.167	Form of Mediated Settlement Agreement by and among La Rosa Holdings Corp., Nona Legacy Powered by La Rosa Realty, Inc., Joseph La Rosa, and Norkis Fernandes dated October 18, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 24, 2024).
10.168	Form of Assignment of Capital Stock dated October 21, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of October 24, 2024).
10.169	Form of Stock Pledge Agreement by and between La Rosa Holdings Corp. and Norkis Fernandez, dated October 18, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of October 24, 2024)
10.170	Form of Securities Purchase Agreement by and between the Company and Abri Advisors, Ltd. dated November 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of November 7, 2024).
10.171	Form of Registration Rights Agreement by and between the Company and Abri Advisors, Ltd. dated November 1, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of November 7, 2024).
10.172	Membership Interest Purchase Agreement by and between the Company, La Rosa Realty Premier, LLC, and the Selling Member, dated November 11, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of November 14, 2024).
10.173	Form of the Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of November 14, 2024).
10.174	Amended and Restated La Rosa Holdings Corp. 2022 Equity Incentive Plan
10.175	Second Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
19.1	Amended and Restated Insider Trading Policy of La Rosa Holdings Corp. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2024).
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 8, 2024).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

#	Management contracts or compensatory plans, contracts or arrangements.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA ROSA HOLDINGS CORP.

Date: November 19, 2024	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Founder, Chief Executive Officer, Director, and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)