Form 10-K
period 2024-12-31
La Rosa Holdings Corp.
filed 2025-04-15
CIK 1879403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on June 28, 2024 (the last business day of the Registrant’s most recently completed second quarter) was approximately $31,933,113, which is based on a closing price of $2.11  per share of common stock on such date.

As of April 15, 2025, the Registrant had 37,411,451 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “La Rosa Holdings Corp.,” the “Company,” the “Issuer,” the “Registrant,” the “LRHC,” “La Rosa,” “we,” “us,” “our” and similar references refer to La Rosa Holdings Corp., a Nevada corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report on Form 10-K are the property of La Rosa Holdings Corp. or its subsidiaries. This Annual Report on Form 10-K also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

When used in this Annual Report on Form 10-K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “aims,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and other factors.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, any one of which could materially adversely affect our results of operations, financial condition or business. The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to our stockholders and investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

Risks Related to Our Business and Operations

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	We have a limited operating history with financial results that may not be indicative of future performance, and our revenue growth rate is likely to slow down as our business matures and may slow down due to the recent antitrust litigation.

●	Impairment of goodwill and intangible assets may adversely impact future results of operations.

●	We may not realize the expected benefits of our recent acquisitions because of integration difficulties and other challenges.

●	If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

●	The residential real estate market is cyclical, and we can be negatively impacted by downturns in this market and by general economic conditions.

●	The lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms has had a material adverse effect on our financial performance and results of operations.

●	The housing market is currently in flux with higher mortgage interest rates and generally increasing home prices which makes it difficult to predict future market trends. Any decrease in home sales in the future will have an adverse effect on our financial performance and results of operations.

●	We may fail to successfully execute our strategies to grow our business, including increasing our agent count, expanding the number of our franchisees and agents, or we may fail to manage our growth effectively, which could have a material adverse effect on our brand, our financial performance and results of operations.

●	We might not be able to attract and retain additional qualified agents and other personnel.

●	Our financial results are affected directly by the operating results of franchisees and agents, over whom we do not have direct control.

●	We are dependent upon the truthfulness of our franchisees to provide accurate reports and accounting to us.

●	We depend substantially on our Founder, Joseph La Rosa, and the loss of any our senior management or other key employees or the inability to hire additional qualified personnel could adversely affect our operations, our brand and our financial performance.

●	Concentration of ownership of our voting stock by Mr. La Rosa will prevent new investors from influencing significant corporate decisions.

●	Mr. La Rosa will control all matters that come before the stockholders for a vote and thus we are a “controlled company” within the meaning of the Nasdaq listing requirements and, as a result, the Company will qualify for exemptions from certain corporate governance requirements. If we take advantage of such exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

●	We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

●	Adverse outcomes in litigation and regulatory actions against the NAR (as defined below), other real estate brokerage companies and agents in our industry could adversely impact our financial results.

●	If we attempt to, or acquire other complementary businesses, we will face certain risks inherent with such activities.

Risks Associated with Our Capital Stock

●	Our failure to maintain our compliance with Nasdaq’s continued listing standards or other requirements could result in our Common Stock being delisted from Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our Common Stock and decrease or eliminate your investment.

●	The market price for our Common Stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and minimal profits, which could lead to wide fluctuations in our share price.

●	If our securities become subject to the penny stock rules, it would become more difficult to trade our shares.

●	We may have violated Section 13(k) of the Exchange Act (implementing Section 402 of the Sarbanes-Oxley Act of 2002) and may be subject to sanctions as a result.

●	Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

●	If we continue to fail to maintain an effective system of disclosure controls and fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

General Risks

●	If we fail to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us, our reputation and business could be significantly harmed.

●	Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.

●	Anti-takeover provisions in our amended and restated articles of incorporation and bylaws, as well as provisions in Nevada law, might discourage, delay or prevent a change of control of our Company or changes in our management and, therefore, depress the trading price of our securities.

We discuss these and other risks and uncertainties in the Part I, Item 1A “Risk Factors” of this Annual Report on the Form 10-K.

PART I

Item 1. Business.

Overview

We are the holding company for six agent-centric, technology-integrated, cloud-based, multi-service real estate segments.

Our business was founded by Mr. Joseph La Rosa, a successful real estate developer, business and life coach, author, podcaster, and public speaker. Mr. La Rosa’s self-help book “Do It Now” is a roadmap to personal success and well-being based on his transformative theories of family, passion and growth. His philosophy, seminars and educational forums have attracted numerous successful realtors that have spurred the growth of our business.

In addition to providing person-to-person residential and commercial real estate brokerage services to the public, we cross-sell ancillary technology-based products and services primarily to our sales agents and the sales agents associated with our franchisees. Our business is organized based on the services we provide internally to our agents and to the public, which are residential and commercial real estate brokerage, franchising, real estate brokerage education and coaching, property management, and title services. Our real estate brokerage business operates primarily under the trade name La Rosa Realty. We have 26 La Rosa Realty corporate real estate brokerage offices and branches located in Florida, California, Texas, Georgia, North Carolina and Puerto Rico. The Company also has 6 La Rosa Realty franchised real estate brokerage offices and branches and 3 affiliated real estate brokerage offices, that pay us fees in 7 states in the United States and Puerto Rico. Additionally, the Company has a full-service escrow settlement and title company in Florida. In April 2025, we also formed a company, offering a commission advancement program exclusively for La Rosa agents.

Our real estate brokerage offices, both corporate and franchised, are staffed with 2,769 licensed real estate brokers and sales associates as of March 31, 2025.

Our franchised offices are currently:

Name	Location
La Rosa Realty Bayamón LLC	Bayamón, Puerto Rico
La Rosa Realty Internacional, LLC	Celebration, Florida
La Rosa Realty Central Florida, LLC	Davenport, Florida
La Rosa Realty Jacksonville, LLC	Jacksonville, Florida
La Rosa Realty Kendall, LLC	Miami, Florida
The Realty Experience Powered By LRR LLC	St. Cloud, Florida

We have built our business by providing the home-buying public with well-trained, knowledgeable realtors who have access to our proprietary and third-party in-house technology tools and quality education and training, and valuable marketing that attracts some of the best local realtors who provide value-added services to our home buyers and sellers that are attracted to our brands. We give our real estate brokers and sales agents who are seeking financial independence a turnkey solution and support them in growing their brokerages while they fund their own businesses.

Our agent-centric commission model enables our sales agents to obtain higher net commissions than they would otherwise receive from many of our competitors in our local markets. They can then use these additional commissions to reinvest in their businesses or as take-home profit. We believe that this is a strong incentive for them to compete against the discount, flat fee and internet brokerages that have sprung up in the past several years. Instead of us taking a greater share of their income, our agents pay what we believe to be reduced rates for training and mentorship and our proprietary technology. Our franchise model has a similar pricing methodology, permitting the franchise owner the freedom to operate their business with minimal control and lower expense than other franchise offerings.

Moreover, we believe that our proprietary technology, training, and the support that we provide to our agents at a minimal cost to them is one of the best offered in the industry.

Our business stands on three pillars: Family, Passion, and Growth. We believe that our support and philosophy have attracted and will continue to attract and retain the highest producing realtors in our local markets. We believe that our focus on the interaction between our human agents and their clients is a strong weapon against internet-only commodity websites and the low touch discount brokerages. Our agent count continues to grow organically and through acquisition, we attribute our organic growth to the positive culture created in our Company and the competitive plans that we offer our agents. By creating a custom solution and a unique experience, we believe that our agents are able to guide their clients seamlessly through what may be their most expensive lifetime purchase.

In addition, a significant driver of our past growth was, and we believe, of our future growth is our ability to create revenue by referring or requiring that our agents and our franchisee agents use the different business services that we provide. For example, all agents new to our Company are required to have a “coach” and to attend multi-day training sessions to learn the Company’s philosophy, technology and business practices. Concurrently, the agent works with their coach in obtaining listings, working with consumers and closing transactions. All of these activities are run through our La Rosa Coaching, LLC subsidiary that teaches advanced techniques for team building, personal growth and business development, which we believe will enhance our revenue at a nominal increase in cost to us. In addition, unlike other residential real estate brokerages, we encourage our sales agents to pursue commercial real estate transactions and require them to utilize the services of our commercial real estate company. We anticipate acquiring other complementary businesses, such as, for example, insurance agencies and a mortgage brokerage, in the future to enhance our gross revenues and profit margins.

On October 12, 2023, we consummated our initial public offering (the “IPO”). Following our IPO, during the fiscal year ended December 31, 2023, we acquired majority ownership of the following franchisees of the Company: Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.), Horeb Kissimmee Realty, LLC, La Rosa Realty Premier, LLC, La Rosa Realty Orlando, LLC, and 100% ownership of the following franchisees of the Company: La Rosa CW Properties, LLC and La Rosa Realty North Florida LLC. In December 2023, we also formed our majority owned subsidiary La Rosa Realty Texas LLC.

The following are developments in our business since the beginning of the fiscal year ended December 31, 2024:

-	In February 2023, we launched our proprietary technology system - JAEME, part of “My Agent Account.” JAIME is a real estate AI assistant created to support and inspire our agents with personalized content to drive marketing, efficiency, and sales. This advanced technology can help agents to provide services to their clients in a more efficient way - even from their mobile devices. In October 2024, the Company launched My Agent Account version 3.0, a significant upgrade to its proprietary platform, which now includes a new module specifically designed for property management disbursements. This update is expected to improve operational efficiency for agents across the Company.

-	In March 2024, the Company officially launched its partnership with Final Offer, online platform that allows sellers to establish a minimum sales price and other deal terms online and pre-approved buyers to make bidding offers. Final Offer is available to real estate brokers on the Company’s platform in key markets across Florida, California and Georgia, with plans to expand the offering across the organization.

-	In June 2024, the Company recruited a high-performing group of team leaders in Florida, who closed over 425 transactions and achieved sales exceeding $100 million in their prior 12 months before joining the Company.

-	During the fiscal year ended December 31, 2024, we acquired majority ownership of the following companies: La Rosa Realty Georgia LLC, La Rosa Realty California, La Rosa Realty Lakeland LLC DBA La Rosa Realty Prestige, and La Rosa Realty Success LLC, and 100% ownership of La Rosa Realty Winter Garden LLC, BF Prime LLC, Nona Title Agency LLC, La Rosa Realty Beaches LLC, and Baxpi Holdings. Additionally, we acquired the remaining non-controlling interest portions of Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.) and La Rosa Realty Premier, LLC, making them both 100% owned entities.

-	In December 2024, the Company opened its first office and wholly owned subsidiary in North Carolina, La Rosa Realty NC LLC.

-	In December 2024, the Company announced that it will offer Bitcoin and other cryptocurrencies as a payment option for its network of agents.

We intend to continue growing our business organically and through acquisition.

It is management’s intention to acquire additional franchisees and other entities through the remainder of 2025. We continuously search for potential acquisition targets. Management is in discussions with several franchisees and other entities; however, any future agreements may have terms that are materially different than the terms of completed acquisitions. We cannot guarantee that the Company will actually enter into any binding acquisition agreements with any of those companies. If we do, we cannot assure you that the terms of such acquisitions will be substantially the same or better for the Company than those of completed acquisitions.

On October 10, 2024, we received a letter from the Nasdaq Listing Qualifications Department notifying us that, for the 30 consecutive business day period between August 28, 2024 through October 9, 2024, our common stock (the “Common Stock”) had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until April 8, 2025 (the “Compliance Period”), to regain compliance with the Bid Price Rule. In order to regain compliance with the Bid Price Rule, our Common Stock was required to maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive business days during the Compliance Period prior to April 9, 2025.

As of April 8, 2025, the Common Stock has not regained compliance with the Bid Price Rule. However, in a letter dated April 9, 2025 (the “Second Nasdaq Bid Price Letter”), Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until October 6, 2025, to regain compliance (the “Second Compliance Period”). As of the date of this report the Common Stock has not regained compliance with the Bid Price Rule. If the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to the end of the Second Compliance Period in order to timely regain compliance. If we fail to regain compliance with the Bid Price Rule within the Second Compliance Period, or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

The Second Nasdaq Bid Price Letter has no immediate effect on the listing or trading of the Common Stock. Our Common Stock continues to be listed on the Nasdaq Capital Market under the symbol “LRHC”. We are currently evaluating our options for regaining compliance.

Recent Financings

February 2024 Financing

On February 20, 2024, we entered into a securities purchase agreement with the accredited investor (the “Investor”) pursuant to which on February 20, 2024 we issued the Investor a 13% OID senior secured promissory note in the face amount of $1,052,631.58 (the “February Note”), 67,000 shares of Common Stock as a commitment fee, a warrant (the “February First Warrant”) to purchase up to 120,000 shares of Common Stock with an exercise price of $3.00 exercisable until the five-year anniversary of the closing date of the financing, and a second warrant, to purchase up to 95,000 shares of Common Stock with an exercise price of $2.25 exercisable until the five-year anniversary of the closing sate (the “February Second Warrant,” and collectively, the “February Warrants”). The Company also granted the Investor piggy-back registration rights and entered into registration rights agreement with the Investor with respect to the securities issued in this financing. The Company and its subsidiaries (collectively, the “Company Group”) also entered into a security agreement with the Investor pursuant to which the Company Group granted the Investor a security interest in certain property of the Company Group to secure the Company’s obligations under the February Note. The Company also agreed to obtain shareholder approval for the issuance of more than 19.99% of the issued and outstanding Common Stock in this financing. On February 20, 2024, the Investor paid the Company the purchase price of $1,000,000.00 after an original issue discount of $52,631.58.

On February 20, 2024, Joseph La Rosa, as the majority stockholder of the Company, in accordance with Nasdaq Listing Rules 5635(b) and 5635(d), approved the transaction and issuance of the shares upon conversion of the February Note and exercise of the February Warrants, which was effective on March 31, 2024, or 20 days after the commencement of mailing of the definitive information statement regarding this approval to the stockholders of the Company.

In connection with this financing, the Company also issued to its placement agent, Alexander Capital L.P., a 5-year common stock purchase warrant to purchase 21,053 shares of Common Stock at the exercise price of $1.50 per share. The terms of this warrant were substantially similar to the terms of the warrants issued to the Investor.

During fiscal year of 2024, the Company issued Investor 837,630 shares of Common Stock due to partial conversion of February Note. The remaining portion of February Note was repaid by the Company by February 2025 and February Second Warrant was cancelled and extinguished in its entirety due to the full repayment of the note. February First Warrant was fully exercised in the first quarter of 2025.

April 2024 Financing

On April 1, 2024, we entered into a securities purchase agreement with the Investor pursuant to which on April 1, 2024 we issued the Investor a 13% OID senior secured promissory note in the face amount of $1,316,000 (the “April Note”), 50,000 shares of Common Stock as a commitment fee, a warrant (the “First April Warrant”) to purchase up to 150,000 shares of Common Stock with an exercise price of $3.00 exercisable until the five-year anniversary of the closing date of the financing, and a second warrant, to purchase up to 152,300 shares of Common Stock with an exercise price of $2.25 exercisable until the five-year anniversary of the closing sate (the “Second April Warrant,” and collectively, the “April Warrants”). The Company also granted the Investor piggy-back registration rights and entered into registration rights agreement with the Investor with respect to the securities issued in this financing. The Company Group also entered into a security agreement with the Investor pursuant to which the Company Group granted the Investor a security interest in certain property of the Company Group to secure the Company’s obligations under the April Note. The Company also agreed to obtain shareholder approval for the issuance of more than 19.99% of the issued and outstanding Common Stock in this financing. Pursuant to this financing, the Company received net proceeds of $1,122,682, after deducting offering expenses, including a tail fee payable to Alexander Capital L.P.

On April 1, 2024, Joseph La Rosa, as the majority stockholder of the Company, in accordance with Nasdaq Listing Rules 5635(b) and 5635(d), approved the transaction and issuance of the shares upon conversion of the April Note and exercise of the April Warrants, which was effective on May 8, 2024, or 20 days after the commencement of mailing of the definitive information statement regarding this approval to the stockholders of the Company.

During fiscal year of 2024, the Company issued Investor 96,600 shares of Common Stock due to partial conversion of April Note. Remaining portion of April Note was repaid by the Company by February 2025.

July 2024 Financing

On July 16, 2024, we entered into a securities purchase agreement with the Investor pursuant to which on July 16, 2024 we issued the Investor a 13% OID senior secured promissory note in the face amount of $468,000 (the “July Note”), 29,800 shares of Common Stock as a commitment fee, a warrant to purchase up to 53,700 shares of Common Stock with an exercise price of $3.00 exercisable until the five-year anniversary of the closing date of the financing, and a second warrant, to purchase up to 54,200 shares of Common Stock with an exercise price of $2.25 exercisable until the five-year anniversary of the closing sate (collectively, the “July Warrants”). The Company also granted the Investor piggy-back registration rights and entered into registration rights agreement with the Investor with respect to the securities issued in this financing. The Company Group also entered into a security agreement with the Investor pursuant to which the Company Group granted the Investor a security interest in certain property of the Company Group to secure the Company’s obligations under the July Note. The Company also agreed to obtain shareholder approval for the issuance of more than 19.99% of the issued and outstanding Common Stock in this financing. Pursuant to this financing, the Company received net proceeds of $436,100, after deducting offering expenses, including a tail fee payable to Alexander Capital L.P.

On July 16, 2024, Joseph La Rosa, as the majority stockholder of the Company, in accordance with Nasdaq Listing Rules 5635(b) and 5635(d), approved the transaction and issuance of the shares upon conversion of the July Note and exercise of the July Warrants, which was effective on August 18, 2024, or 20 days after the commencement of mailing of the definitive information statement regarding this approval to the stockholders of the Company.

The entire July Note was repaid in full by the Company by February 2025. July First Warrant was fully exercised in the first quarter of 2025.

On January 22, 2025, the Company and Investor entered into Warrant Redemption and Cancellation Agreement, pursuant to which on January 28, 2025 July Second Warrant and April Warrants were redeemed, cancelled and terminated in full upon payment of $379,082.79 by the Company to Investor.

Brown Stone Financing

On August 7, 2025, the Company entered into that certain securities purchase agreement (“Brown Stone Agreement”), with an institutional accredited investor, Brown Stone Capital Ltd. (the “Brown Stone”), pursuant to which the Company agreed to issue and sell to Brown Stone, up to 3,051,336 shares of Common Stock, and/or pre-funded warrants to purchase shares of Common Stock, at a price equal to $0.59 per share. Pursuant to the terms of the Brown Stone Agreement, on August 12, 2024 (“First Closing Date”), Company issued Brown Stone 761,689 shares of Common Stock and a pre-funded warrant to purchase 509,498 shares of Common Stock. The Company received net proceeds of $725,000 from this issuance, after deducting offering expenses. Remaining portion of 1,780,149 shares and/or pre-funded shall be issued to Brown Stone on or before the date that is 14 calendar days after the date of the effectiveness of the registration statement registering the shares issued on the First Closing Date and upon satisfaction of Additional Second Closing Conditions (as defined in the Brown Stone Agreement). Such second closing was never consummated by the parties because Additional Second Closing Conditions were not fully satisfied.

Cash Advance Agreements

In May 2024, the Company entered into a standard merchant cash advance agreement with Cedar Advance LLC (“Cedar”) where the Company sold in the aggregate $761,250 in future receipts of the Company for $500,000. Until the purchase price has been repaid, the Company agreed to pay Cedar $23,000 per week. The purchase price under this agreement was completely repaid in October 2024.

On October 7, 2024, the Company entered into a second standard merchant cash advance agreement (“Cedar Cash Advance Agreement”) with Cedar pursuant to which the Company sold to Cedar $616,250 of its future receivables for a purchase price of $425,000 less underwriting fees and expenses paid. On October 7, 2024, the Company also entered into a Standard Merchant Cash Advance Agreement (the “Arin Cash Advance Agreement”) with Arin Funding LLC (“Arin”) pursuant to which the Company sold to Arin $588,000 of its future receivables for the sale of its goods and services, for a purchase price of $420,000 less fees and expenses paid. The purchase price under Cedar Cash Advance Agreement and Arin Cash Advance Agreement was fully repaid as a result of February 2025 financing described below.

Private Placement

On September 27, 2024, the Company issued to an unaffiliated private investor a promissory note in the principal amount of $200,000. Interest accrued on the principal amount at 12.5% per annum. The promissory note was completely repaid in January 2025.

Abri 2024 Financing

On November 1, 2024, the Company entered into a securities purchase agreement with an institutional accredited investor, Abri Advisors, Ltd. (“Abri”), pursuant to which the Company agreed to issue and sell to Abri, up to 1,335,826 shares of Common Stock and/or pre-funded warrants to purchase shares of Common Stock, at a price equal to $0.3743 per share. The Company also granted Abri piggy-back registration rights and entered into a registration rights agreement with respect to the securities being issued in this financing. The closing took place on November 1, 2024 and the Company issued Abri 936,264 shares of Common Stock and a pre-funded warrant to purchase 399,562 shares of Common Stock. The Company received net proceeds of $480,000 on the closing date, after deducting offering expenses.

ATM Offering

On November 22, 2024, the Company entered into a sales agreement (“ATM Agreement”) with A.G.P./Alliance Global Partners, as sales agent (“AGP”), relating to the sale of Common Stock. During the year ended December 31, 2024, the Company issued an aggregate of 222,000 shares of Common Stock pursuant to such ATM Agreement for net proceeds of $169,236. The Company paid the sales agent compensation with respect to sale of such shares in the amount of $5,728.

February 2025 Financing

On February 4, 2025 (the “Closing Date”), we entered into a securities purchase agreement (the “SPA”) with an institutional investor (“2025 Investor”) pursuant to which we agreed to issue and sell to 2025 Investor, upon the terms and conditions set forth in the SPA: (i) a Senior Secured Convertible Note in the original principal amount of $5,500,000 which matures on the two-year anniversary of the Closing Date (the “Initial Note”); and (ii) sixteen (16) warrants (“Incremental Warrants”), each to purchase additional Notes in an original principal amount up to $2,500,000 at an exercise price of $2,256,250, in substantially the same form as the Initial Note (“Incremental Notes” and together with the Initial Note, the “Notes”). The Incremental Warrants and Initial Note were issued to 2025 Investor on the Closing Date. The purchase price paid by 2025 Investor under the SPA for the Initial Note and Incremental Warrants was $4,963,750, which was used by the Company to pay-off certain indebtedness, pay certain outstanding fees and expenses, acquisitions and general corporate purposes. The Company also granted 2025 Investor registration rights in the shares of Common Stock issuable pursuant to the SPA and conversion of the Notes. The Company Group also entered into a security agreement with 2025 Investor pursuant to which the Company Group granted the 2025 Investor a security interest in certain property of the Company Group to secure the Company’s obligations under the Notes. The Company also agreed to obtain shareholder approval for the issuance of more than 19.99% of the issued and outstanding Common Stock in this financing.

On February 4, 2025, as required by the SPA, Joseph La Rosa, as the majority stockholder of the Company, approved (i) the issuance of the Initial Note, the Incremental Warrants and Incremental Notes, all Interest Shares and all of the Conversion Shares and Incremental Conversion Shares in excess of 19.99% (without regard to any limitation on conversion or exercise thereof) of the Company’s issued and outstanding Common Stock at a price less than the minimum price required by the Nasdaq in accordance with Nasdaq Listing Rules 5635(b) and 5635(d); (ii) authorization to complete a reverse split of our Common Stock; and (iii) authorization to increase the number of authorized shares of our Common Stock to ensure that the Company has a sufficient number of authorized shares reserved for issuance to equal at least 200% of the maximum number of shares issuable upon conversion of the Notes, as determined under the Securities Purchase Agreement. Such approval was effective on March 27, 2025, or 20 days after the commencement of mailing of the definitive information statement regarding this approval to the stockholders of the Company.

Our Organization

La Rosa Holdings Corp. was incorporated in the State of Nevada on June 14, 2021 by its founder, Mr. Joseph La Rosa, to become the holding company for five Florida limited liability companies in which Mr. La Rosa held or controlled a one hundred percent ownership interest: (i) La Rosa Coaching, LLC ( “Coaching”); (ii) La Rosa CRE, LLC (“CRE”); (iii) La Rosa Franchising, LLC (“Franchising”); (iv) La Rosa Property Management, LLC (“Property Management”); and (v) La Rosa Realty, LLC (“Realty”). Coaching, CRE, Franchising, Property Management and Realty became direct, wholly owned subsidiaries of the Company as a result of the closing of the Reorganization Agreement and Plan of Share Exchange dated July 22, 2021, which was effective on August 4, 2021. Pursuant to the Reorganization Agreement, each LLC exchanged 100% of their limited liability company membership interests for one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), which share was automatically redeemed for nominal consideration upon the closing of the transaction, resulting each LLC becoming the direct, wholly owned subsidiary of the Company.

The Company conducts its operations through its 24 subsidiaries:

●	La Rosa Realty, LLC is engaged in the residential real estate brokerage business;

●	La Rosa Coaching, LLC is engaged in the delivery of coaching services to our brokers and franchisee’s brokers;

●	La Rosa CRE, LLC is engaged in the commercial real estate brokerage business;

●	La Rosa Franchising, LLC is engaged in the franchising of real estate brokerage agencies;

●	La Rosa Property Management, LLC is engaged in property management services to owners of single-family residential properties;

●	La Rosa Realty Premier, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty CW Properties, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty North Florida, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Orlando, LLC is engaged mostly in the residential real estate brokerage business;

●	Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.) is engaged mostly in the residential real estate brokerage business;

●	Horeb Kissimmee Realty, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Winter Garden, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Texas, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Georgia, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty California is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Lakeland, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Success, LLC is engaged mostly in the residential real estate brokerage business;

●	BF Prime, LLC is engaged mostly in the residential real estate brokerage business;

●	Nona Title Agency, LLC is engaged in providing title services related to real estate transactions;

●	La Rosa Realty Beaches, LLC is engaged mostly in the residential real estate brokerage business;

●	Baxpi Holdings, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty NC, LLC is engaged mostly in the residential real estate brokerage business;

●	LR Luxury, LLC is engaged mostly in the residential real estate brokerage business; and

●	LR Agent Advance, LLC, formed in April 2025 for the purpose of offering a commission advancement program exclusively for La Rosa agents.

We are a “controlled company” as defined under the corporate governance rules of Nasdaq because our Founder, Mr. Joseph La Rosa, as of April 15, 2025, controls 50.5%  of the total voting power of our Common Stock based on his ownership of Common Stock and the 20,000,000 votes provided by his Series X Super Voting Preferred Stock, $0.0001 par value per share, (the “Series X Preferred Stock”) that votes with the Common Stock, with respect to director elections and other matters.

Our Business

We operate primarily in the United States residential real estate market which totaled $49.7 trillion at the end of 2024 reflecting a year over year gain of $2.5 trillion due to sufficient number of buyers competing over a relatively small number of listings, according to Redfin Corp1.

The Company is the holding company for its direct, majority owned subsidiaries, and has no other operations.

Realty was a traditional residential real estate brokerage firm founded in 2004 by Mr. La Rosa to serve the Florida market. In 2011, La Rosa Realty shifted to an agent-centric real estate brokerage format, offering agents more tools and value while offering experienced agents a 100% commission split. Newly licensed and agents still in training operate on a New Agent Coaching (NAC) 70% to agent / 30% commission split (6% to La Rosa Coaching, 14% to the La Rosa individual coach, 7% to the brokerage office who engaged the new agent, and 3% to the Director of Coaching who is employed by La Rosa Holdings) Alternatively, they may choose the Ultimate Plan Business Builder (“UPBB”)and operate on a 60% to agent / 40% that includes 10% revenue share commission split (6% to La Rosa Coaching, 14% to the La Rosa individual coach, 7% to the brokerage office who engaged the new agent, and 3% to the Director of Coaching who is employed by La Rosa Holdings). Realty has expanded its geographic footprint over the years by integrating technology into its operations and creating a brokerage that provides its agents with the tools to handle their transactions, accounting, marketing, social media and customer relations. Realty’s full service, high touch engagement with its clients assists them with navigating the complexity of the home purchase/sale transaction through their intimate knowledge of the local market, guiding them on the right pricing for their sale or purchase, assisting in the negotiation of the sales contract, overseeing the home inspections and possible repairs, reviewing the financial details of the transaction to assure that there are no errors and attending the closing of the sale to ensure that there are no last minute surprises. Realty believes that its services build referrals and repeat clients who appreciate the expertise and personal relationships that they develop with our agents.

In 2018, Mr. La Rosa organized Franchising to study the potential to expand nationally by means of creating a franchise model that would be easily duplicable. Franchising began franchising real estate brokerage businesses based on its Franchise Disclosure Document filed with the Federal Trade Commission in 2019 and converted several of its largest offices in Florida to “La Rosa Realty” franchises. Franchising also oversees and administers the offices that it sells, no matter their brand. Franchising uses the typical model for licensing the use of our two brands together with our proprietary business methodology, technology, tools, and training. Our franchisees own their own brokerage businesses, are solely responsible for their operations and risks, and are able to retain the substantial upside of their business if they are profitable. Our franchisees use our successful and well-known brands, our systems and technology, training and personal assistance and guidance to help run their businesses more efficiently and, we believe, more successfully than other branded real estate franchisees. Our franchisees pay us an initial licensing fee, a royalty fee based on their gross commissions, an annual membership fee, a coaching fee payable to Coaching for coaching services, a commercial royalty fee payable to La Rosa CRE for all commercial real estate transactions, a training fee for its administrative personnel and a fee to use our proprietary software. Because our franchise “product” has been developed over the years and is delivered in a “package” format, our fixed costs are low and our franchising gross margins are relatively higher than our more labor intensive businesses. While we intend to continue the franchise arm of the business, we will, in the future, concentrate on opening corporate offices that produce higher revenue and increased margins.

Coaching grew out of Mr. La Rosa’s life and business coaching seminars which were organized in 2019 to provide education and mentoring to new real estate agents who join Realty in any of our offices. Each agent in coaching is assigned an experienced real estate agent/coach who assists and advises the new agent for, at a minimum, their first three sales transactions and the successful completion of our exclusive core competency courses and examinations. Brokers compensate us for the courses and mentoring by splitting their commissions with us when they are involved in the sale and purchase of a property for which we receive thirty percent (30%) of their share of the real estate brokerage commission. Our franchisee brokers also take the in-house course and ongoing coaching that cover topics, including but not limited to local real estate brokerage law, lead generation, recruiting, business management, industry trends, and leadership. We added a second tier of coaching in 2021 that we believe provide business and personal growth and advanced real estate courses to our and our franchisees’ agents for various fees based on the subject matter and length of the course.

[1]	https://www.redfin.com/news/housing-market-value-december-2024

Unlike most other residential real estate brokerage companies, we encourage our sales agents to seek out property management business. Property Management, which was organized in 2014, trains our sales agents to provide residential property management services to owners of single-family residential properties and provides our agents with the tools to service those property owners. These tools include management, marketing, accounting and financial services. Our agents generally charge the homeowners between eight to twelve percent (8-12%) of the monthly rental. Our agents pay Property Management to be the point of contact for the property owner and their tenants, handle all tenant screenings, applications, contracts, forms and documents, and deal with attorneys if necessary to enforce the agreements. We manage the collection of rents and the disbursement of payments to vendors, service providers, agents, and property owners, while retaining a fee of $55.00 per agent, per property, per month. As of March 31, 2025, we have provided property management services for approximately 650 properties across Florida, including single-family residences, condominiums, townhouses, and other types of residential real estate. Consistent with industry custom, management contract terms typically range from one to three years, although some contracts can be terminated at will at any time following a short notice period, usually 30 to 120 days, as is typical in the industry. Property Management has recently added a division to directly manage properties in Florida and to expand those services to our other offices in other states in the future.

Unlike many other real estate brokerages, we encourage our sales agents to seek out commercial real estate business. CRE was organized in 2014 originally to provide “residential-commercial” real estate advisory services such as helping sales agents’ customers lease office space. CRE now assists agents who have customers who wish to purchase multifamily, office, storage, mixed use and apartment properties. We provide, on a fee basis, training to sales agents who wish to work in the commercial real estate space, and advise customers with respect to office leasing, multi-family property sales and leasing, and land and subdivision development. Our customers come primarily from referrals from our Realty brokers who are asked by their clients to assist them in with various commercial real estate property transactions. In January 2025 2024, the Company hired a leader for this division who possesses vast experience in commercial real estate. We expect stronger growth of this segment of our business in 2025 and beyond.

For our title insurance and settlement services segment, we operate under the brand FPG Title Group which provides comprehensive title insurance and settlement services to protect real estate transactions for residential, commercial, agency, home builders, and vacation ownership properties. Providing these services we aim to ensure that both homeowners and lenders are safeguarded against potential legal claims or disputes related to property ownership. Key services include title insurance services, which help to protect against risks such as undisclosed heirs, errors in public records, forgery or fraud in previous ownership documents, and outstanding liens or unpaid taxes, and settlement services, which help to facilitate smooth and secure property transactions, in compliance with industry regulations. We believe that FPG Title Group is positioned as a trusted partner in Florida, offering tailored solutions for local banks, national lenders, and mortgage servicers. Our expertise allows us to close loans quickly, accurately, and in full compliance with industry standards. Our goal is to provide flexible and customizable services to meet the specific requirements of various lenders and demonstrate our commitment to client satisfaction through our comprehensive service offerings and dedicated team

We have 26 La Rosa Realty corporate real estate brokerage offices and branches located in Florida, California, Texas, Georgia, North Carolina and Puerto Rico, and a title services company located in Florida. In April 2025, we also formed LR Agent Advance, LLC, offering a commission advancement program exclusively for La Rosa agents.

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

We believe home buyers and sellers choose agent because of their individual marketing prowess, professionalism, and personality. To capitalize on this, we focus on helping our agents improve professionally and in increase their financial ability to invest in their personal marketing, and, therefore, capture a greater percentage of customers.

We have built our business on what we know to be our customer’s needs. The purchase of a home is likely the most expensive purchase a consumer will make in his or her lifetime. Many first-time home buyers are young and require knowledgeable, experienced guidance from our agents and our franchisor’s agents. Home sellers need the market ken and potential buyer reach that our agents and our franchisee’s agents provide. Our agents and our franchisee’s agents build lasting relationships with their clients that result in repeat business and referral business. Notwithstanding claims of the internet-only brokerages that homes are a commodity that can be bought and sold like a can of beans, this consumer need is borne out in reality. The research conducted by the National Association of Realtors (the “NAR”)2 in 2024 shows that:

●	88% of buyers recently purchased their home through a real estate agent or broker and 5% purchased directly through the previous owner;

●	having an agent to help them find the right home was what buyers wanted most when choosing an agent at 49%;

●	77% of buyers interviewed only one real estate agent during their home search;

[2]	https://www.nar.realtor/sites/default/files/2024-11/2024-profile-of-home-buyers-and-sellers-highlights-11-04-2024_2.pdf

●	88% of buyers would use their agent again or recommend their agent to others, and 66% of sellers recommended their agent at least once since selling their home;

●	90% of all sellers used an agent or broker to sell their home and 6% sold to the buyer directly (via FSBO) (all-time low);

●	40% of buyers used an agent that was referred to them by a friend, neighbor, or relative, 21% used an agent that they had worked with in the past to buy or sell a home; and

●	81% of all sellers contacted only one agent before finding the right one to assist with the sale of their home.

We believe that our agents’ training, knowledge of the market, access to public and non-public data related to transactions, and experience with past transactions gives them a unique insight to provide our home buyer clients with invaluable advice and judgement. Their ability to reach potential buyers and our relationships with other brokers, both within and without our Company and franchisors, help our seller clients achieve the maximum possible price for their properties.

Our Company works in the present but has its eye on the future. We understand that the housing market will change over time and are focusing on how to prepare for that change. The following chart is a projection of the past and future of home ownership rates based on age groups, with the projections noting either slow or fast change.3

As the market slows slightly in out years, we started, and intend to continue, increasing the use of our technology tools to make our agents more efficient and productive.

Our People

Our people are our most important asset. We spend significant time and effort in attracting and retaining talented people for our businesses. Many agents contact us after hearing of or experiencing Mr. La Rosa’s personal and business growth seminars, his book or his podcasts. They are attracted to the Company because they desire to work in a diverse, inclusive, welcoming and learning environment that allows the agents to attain their individual potential. The financial attraction is our ability to offer competitive salaries for our employees, a 100% commission “split” with our experienced realtors and a 70%/30% commission split with our new and inexperienced agents. Experience agents can participate in three plans: our Ultimate Plan Business Builder with a 90%/10% split, our Ultimate Plan and our Premier Plan, both with 100% commission and low annual and monthly dues. In our UPBB plan, an agent can participate in the Company’s Revenue Share Plan rewarding an agent for the recruitment of other agents and for the additional agents these recruited agents recruit. We also have an Agent Incentive Plan pursuant to which agents can earn restricted stock units convertible into our Common Stock through their outstanding performance. But, most importantly, we believe it is the training, education and ongoing support that we provide to our agents that gives them an edge in a very competitive and crowded real estate brokerage marketplace.

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

[3]	https://www.urban.org/urban-wire/2040-us-will-experience-modest-homeownership-declines-black-households-impact-will-be-dramatic

Our Technology

We provide our agents and employees with cloud-based real estate brokerage services by utilizing our consumer-facing websites, including our corporate website www.larosarealty.com and our proprietary technology that provides brokerage operations management tools. When an agent is on-boarded, they are required to take our monthly Foundations Series which covers the use of our proprietary applications. Through our websites, we provide buyers, sellers, landlords, and tenants with access to all of the available properties for sale or lease on the multiple listing service (“MLS”), in each of the markets in which we operate. We provide each of our Company franchisees and their agents with their own personal website that they can modify to match their personal branding. Our website also gives consumers access to our network of professional real estate agents and vendors. Additionally, the websites we provide use Artificial Intelligence (“AI”) integrated Client Relationship Management (“CRM”) software to enhance the consumers’ internet experience and assist our agents with lead generation and lead capture through the AI features. For example, our CRM software, which is integrated into our websites, uses artificial intelligence to generate marketing leads for our agents by sending marketing materials to potential buyers and sellers automatically without any agent involvement. Our technology platform also provides unique automated blogging and comprehensive social media marketing campaigns for our agents to create top of mind public awareness of our brand.

In October 2023, we launched our proprietary technology system – JAEME, part of “My Agent Account.” JAIME is a real estate AI assistant created to support and inspire our agents with personalized content to drive marketing, efficiency, and sales. This advanced technology can help agents to provide services to their clients in a more efficient way – even from their mobile devices. Through JAEME, La Rosa’s agents can easily create:

-	Compelling property descriptions

-	Effective email campaigns

-	Detailed business plans

-	Innovative video scripts

-	High-conversion newsletter campaigns

-	Exclusive lead generation ideas

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

While our offices and our franchisor’s offices act as their “home base,” most agents use our offices primarily for real estate closings and training. We monetize our technology by charging our agents and our franchisor’s agents what we believe to be a reasonable monthly fee for the use of our suite of tools.

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

As of April 15, 2025, we had service mark registrations in the United States, including registration for “LR La Rosa Realty” and LR logo. We also had trademark and service mark registrations and applications in certain foreign jurisdictions. Additionally, we are the registered holder of a number of domain names, including “larosarealty.com” and “larosaholdings.com”.

We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to evaluate the benefit of patent protection with respect to our technology and will file additional applications when we believe it will be beneficial.

Our Markets

Our primary market is in the United States. As of April 15, 2025, we have 26 La Rosa Realty corporate real estate brokerage offices and branches located in Florida, California, Texas, Georgia, North Carolina and Puerto Rico. The Company also has 6 La Rosa Realty franchised real estate brokerage offices and branches and 3 affiliated real estate brokerage offices in the United States and Puerto Rico. Additionally, the Company has a full-service escrow settlement and title company in Florida. In April 2025, we also formed LR Agent Advance, LLC in Florida, offering a commission advancement program exclusively for La Rosa agents.

Our Revenue Streams

Our financial results are driven by the total number of sales agents in our Company, the number of sales agents closing commercial real estate transactions, the number of sales agents utilizing our coaching services, and the number of agents who work with our franchisees. We grew our total agent count from our founding in 2004 to 2,769 agents as of March 31, 2025.

The majority of our revenue is derived from a stable set of fees paid by our brokers, franchisees, and consumers. We have multiple revenue streams, with the majority of our revenue derived from commissions paid by consumers who transact business with our and our franchisee’s agents, royalties paid by our franchisees, dues and technology fees paid by our sales agents, our franchisees and our franchisees’ agents. Our major revenue streams come from such sources as: (i) residential real estate brokerage revenue, (ii) revenue from our property management services, (iii) franchise royalty fees, (iv) fees from the sale or renewal of franchises and other franchise revenue, (v) coaching, training and assistance fees, (vi) brokerage revenue generated transactionally on commercial real estate, (vi) title services revenue and (viii) fees from our events and forums. Our revenue streams are illustrated in the following chart:

REVENUE STREAM	DESCRIPTION	PERCENT OF TOTAL 2024 REVENUE	PERCENT OF TOTAL 2023 REVENUE
Brokerage Revenue	Percentage fees paid on agent-generated residential real estate transactions. Other revenues recognized monthly (annual and monthly dues charged to our agents).	82%	64%
Property Management Revenue	Management fees paid by the sales agents from fees earned from property owners, rental fees, and rents.	16%	31%
Franchise Sales and Other Franchise Revenues	One-time fee payable upon signing of the franchise agreement. Other revenues recognized monthly (annual membership, technology, interest, late fees, renewal, transfer, successor, accounting, other related fees). Per agent per closed transaction; payable monthly.	1%	3%
Coaching/Training/Assistance Revenue	Based on real estate commissions earned by the sales agent. Event fees and break-out sessions.	1%	2%
Commercial Real Estate Revenue	10% of every real estate commission earned by the sales agent. Other revenues recognized monthly (monthly dues charged to our agents).	*	*
Title Settlement and Insurance	Fees paid by customers for comprehensive title and settlement services	*	N/A
TOTAL		100%	100%

*	Less than 1%.

Our Industry

The residential real estate industry is cyclical in nature but has shown strong historical long-term growth. We believe that long-term demand for housing in the U.S. will be primarily driven by the economic health of the domestic economy and local factors such as demand relative to supply, and that the residential real estate market in the U.S. will also benefit over the long term from the following fundamental factors:

●	pent up demand for affordable housing in the Millennial and Gen Z generations that are seeking to acquire single-family homes;

●	an increase in existing home stock as the Boomer generation downsizes due to retirement, illness and death; and

●	not enough housing starts or resales to accommodate the demand, especially in the Florida market that we primarily serve.

Our brokers deal primarily in sales of existing homes, rather than the sales of new homes that are typically sold by builders. The recent cycle of growth of the real estate market hit headwinds in the second half of 2022. Mortgage rates dipped from 20-year highs in early 2023 but have risen again and sales have resumed an extended period of declines. The National Association of Realtors(NAR) reported that for February 2025 (the seasonally adjusted annual rate) there were 4.26 million existing home sales, an increase of 4.2% over January 2025 but a decrease of 1.2% from the prior year. Total housing inventory at the end of February 2025 was 1.24 million units, up 5.1% from January and 17% from one year ago (1.06 million). There was a 3.5-month unsold inventory supply in February 2025, identical to January but up from 3.0 months in February 2024. The median existing-home sales price increased to $398,400, an increase of 3.8% from February 2024 ($383,800). Properties typically remained on the market 42 days in February 2025, up from 41 days in January and 38 days in February 2024.

Realtors continue to be an integral part of the home buying process. According to NAR:5

●	88% of buyers recently purchased their home through a real estate agent or broker, 5% purchased their home directly from a builder or builder’s agent, and 5% purchased directly from the previous owner;

●	having an agent to help them find the right home was what buyers wanted most when choosing an agent at 49%;

●	most buyers interviewed only one real estate agent during their home search, with 77% of repeat buyers;

●	88% of buyers would use their agent again or recommend their agent to others, and nearly 66% of sellers recommended their agent at least once since selling their home.

●	40% of buyers used an agent that was referred to them by a friend, neighbor, or relative and 21% used an agent that they had worked with in the past to buy or sell a home.

On July 7, 2024, the NAR has noted on its website:6

●	There are more than 360,000 residential real estate brokerage firms and over an estimated 1.5 million active real estate licensees operating in the United States;

●	88% of all realtors are independent contractors; 5% are employees and 8% are “other;”

[5]	https://www.nar.realtor/sites/default/files/2024-11/2024-profile-of-home-buyers-and-sellers-highlights-11-04-2024_2.pdf

[6]	https://www.nar.realtor/research-and-statistics/quick-real-estate-statistics

●	The median tenure for realtors with their current firm was five years, up from a median of four years in the 2020 NAR survey;

●	Of the NAR members that use drones in their real estate business of office, 46% hire a professional, 12% have someone in their office that uses drones, and 6% personally use drones. 18% do not use drones;

●	64% of broker/broker associates and 73% of sales agents have a website, 82% of NAR members have their own listings on their website, 70% have information about buying and selling, and 65% have a link to their firm’s website; and

●	77% of realtors use Facebook and 55% use LinkedIn for professional purposes, and 19% of all realtor members of the NAR get 1-5% of their business from social media, and 10% get 6-10%.

Seasonality

Our business is affected by the seasons and weather. The spring and summer seasons, when school is out, have typically resulted in higher sales volumes compared to fall and winter seasons. With the slowdown in the later months, we have experienced slower listing activity, fewer transaction closings and lower revenues and have seen more agent turnover as well. Bad weather or natural disasters also negatively impact listings and sales, which reduces our operating income, net income, operating margins and cash flow. While this pattern is fairly predictable, there can be no assurance that it will continue. Moreover, with the impact of climate change, we expect more business disruptions in the coming years, many of which could be unpredictable and extreme.

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

We also face competition from internet-based real estate brokers including Realtor.com, Fathom Holdings Inc., Redfin.com, and Zillow.com, brokers offering deeply discounted commissions like Simple Showing Holdings, Inc., Houwzer LLC and Real Estate Exchange, Inc. (Rexhomes.com) and “flat fee” brokers such as Homie Technology, Inc., Cottage Street Realty, LLC (FlatFeeGroup.com) and Trelora, Inc. These companies do not provide the same personalized brokerage services that we do and emphasize low price and a do-it-yourself philosophy.

FPG Title Group operates in a competitive landscape, facing significant competition from other title insurance and settlement service providers in Florida. Key competitors include First American Title Insurance Company, Fidelity National Title Group, and Old Republic National Title Insurance Company. These companies offer similar services, such as title insurance and escrow services, and have established strong market positions through extensive networks and robust client relationships. To differentiate itself, FPG Title Group focuses on providing customizable solutions tailored to the specific needs of local banks, national lenders, and mortgage servicers. Additionally, FPG Title Group emphasizes client satisfaction through dedicated service teams and streamlined transaction processes, aiming to close loans quickly and accurately while maintaining full compliance with industry standards. This strategic approach helps FPG Title Group maintain a competitive edge in the market.

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

During late 2023, lawsuits were filed against the NAR and a number of large real estate brokers around the country alleging antitrust violations. We were not named as a defendant in any antitrust litigation.

On March 15, 2024, the National Association of REALTORS® announced an agreement that would end litigation of claims brought on behalf of home sellers related to broker commissions. This settlement resolves claims against NAR and nearly every NAR member; all state, territorial and local REALTOR® associations; all association-owned MLSs; and all brokerages with an NAR member as principal whose residential transaction volume in 2022 was $2 billion or below and is subject to court approval. The settlement makes clear that NAR continues to deny any wrongdoing in connection with the Multiple Listing Service cooperative compensation model rule (the MLS Model Rule) that was introduced in the 1990s in response to calls from consumer protection advocates for buyer representation. Under the terms of the agreement, NAR would pay $418 million over approximately four years. In the settlement, effective mid-July 2024, NAR agreed to put in place a new rule prohibiting offers of compensation on the MLS, as well as adopt new rules requiring written agreements between buyers and buyers’ agents. However, the direct and indirect effects, if any, of the judgment upon the real estate industry are not yet entirely clear.

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

Climate regulation

On March 6, 2024, the SEC issued final climate disclosure rules to require public companies to include enhanced disclosure regarding corporate climate-related information in their periodic reports and registration statements. Such information would include climate-related risks that are reasonably likely to have a material impact on a registrant’s business or results of operations, as well as certain climate-related financial statement metrics. On March 15, 2024, the Fifth Circuit Court of Appeals, in the case Liberty Energy Inc. and Nomad Proppant Services LLC temporarily enjoined the enforcement of those rules. Soon other states and private parties also challenged the rules. The litigation was then consolidated in the Eighth Circuit, and the SEC previously stayed effectiveness of the rules pending completion of that litigation. Briefing in the cases was completed before the change in Administrations, but on March 27, 2025, the SEC voted to end its defense of the rules requiring disclosure of climate-related risks and greenhouse gas emissions.

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

Human Capital Resources

As of December 31, 2024, we had 39 full-time employees in our Company and our majority owned subsidiaries, and approximately 2,581 real estate agents that are independent contractors with Realty and other subsidiaries of the Company. Our operations are overseen directly by our management. Our management functions cover corporate administration, training, agent relations, business development, technology, and research. We intend to expand our current management to retain skilled employees with experience relevant to our business. Our management’s relationships with our agents and technology team are good. We do not have any collective bargaining agreements, and our employees are not represented by a union.

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

The Company has incurred recurring net losses, including a net loss of $14,349,996 for the year ended December 31, 2024, compared to $7,823,763 for the year ended December 31, 2023 and the Company’s operations have not provided net positive cash flows in the year ended December 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate positive cash flows from operations and to secure additional sources of equity and/or debt financing. Despite the Company’s intent to fund operations through equity and debt financing arrangements, there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

Our independent auditors have included an explanatory paragraph in their audit report, included in this Annual Report on Form 10-K, regarding the Company’s ability to continue as a going concern. This going concern risk may materially limit our ability to raise additional funds through the issuance of new debt or equity or may adversely affect the terms upon which such capital may be available. The inability to obtain sufficient financing on acceptable terms could have a material adverse effect on the Company’s financial condition, results of operations, and business prospects.

The Company is actively pursuing strategies to mitigate these risks, focusing on expansion through acquisitions, which can help achieve future profitability and growing its customer base. However, there can be no assurance that these efforts will prove successful or that the Company will achieve its intended financial stability. The failure to successfully address these going concern risks may materially and adversely affect the Company’s business, financial condition, and results of operations. Investors should consider the substantial risks and uncertainties inherent in the Company’s business before investing in the Company’s securities.

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

Goodwill and indefinite-lived intangible assets, such as trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill and trade names, we make assumptions regarding future operating performance, business trends and market and economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill and trade name recoverability. Goodwill reviews are prepared using estimates of the fair value of reporting units based on the estimated present value of future discounted cash flows. We could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business or market capitalization declines. For the year ended December 31, 2024, we conducted such a review and recorded an impairment of $787,438.

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

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general condition of the U.S. and the global economy. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market, which in turn could materially and adversely affect our business, financial condition and results of operations. Due to the cyclicality of the real estate market, we cannot predict whether the prior several year period of sustained growth will continue, whether mortgage rates which have climbed over 2022-2024 will remain at relatively higher levels than in years past and whether home prices will stabilize. The U.S. has experienced housing “bubbles” in the past which have burst, resulting in significant price declines, mortgage defaults and home foreclosures by lenders, the last one occurring in the early 2000’s.

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

The U.S. Bureau of Labor Statistics (“BLS”) reported that the Consumer Price Index for All Urban Consumers (CPI-U), a broad-based measure of goods and services costs, rose 0.4 percent in February 2024 seasonally adjusted, and rose 2.8 percent over the last 12 months, not seasonally adjusted. This increase was well above the Federal Reserve System’s (the “Fed”) targeted inflation rate of 2.0%, The 2024 federal funds interest rate decreased to 4.33 primarily due to moderating inflation and a weakening labor market. The Federal Open Market Committee decided to lower the key overnight borrowing rate by 50 basis points, marking the first rate cut since the early days of the COVID-19 pandemic. Additionally, inflation was coming under control after a period of rising prices, which contributed to the decision. The Fed aimed to provide financial relief to borrowers and cool down an overheated economy. Fed funds rates impact interest rates on government bonds that have a correlated effect on mortgage interest rates, which, as of March 20, 2025, the average rate for a 30-year fixed rate mortgage was 6.67 according to Freddie Mac, the federally chartered home mortgage loan securitizer. Mortgage interest rates have continued to have a depressing effect on the sale of existing homes, that include single-family homes, townhomes, condominiums and co-ops, with a year over year decrease of 1.2% in February 2024 to a seasonally adjusted annual rate of 4.26 million. The slowdown of home sales transactions resulted from many would-be buyers being priced out of homeownership while many homeowners with mortgage rates below 4.0% feeling stuck in place, since selling would mean taking on a mortgage with a significantly higher interest rate. This has had an adverse effect on our agents’ ability to close sales and thus on our results of operations in the year ended December 31, 2024. Thus, we expect these trends to continue to adversely affect our revenues in 2025. Any further increase in the Fed funds rate could push the U.S. economy into a recession which is likely to have a further negative effect on our operations, income and financial condition.

The housing market is currently in flux with higher mortgage interest rates and generally increasing home prices which makes it difficult to predict future market trends. Any decrease in home sales in the future will have an adverse effect on our financial performance and results of operations.

The combination of high mortgage rates, continuing high home prices and limited inventory slowed the housing market substantially in 2024. Tight inventory was reflected by the rise in the national median existing home sale price in February 2025 of 3.8% to $398,400 from a year earlier ($384,500). Homes usually go under contract a month or two before they close, so the February data is based on purchase decisions made in December 2024 and January 2025. The average rate for a 30-year fixed mortgage was 6.67% as of March 20, 2025, down from 7.22% during the most recent 52 week period, according to Freddie Mac. This combination of higher mortgage rates and higher sales prices has kept many sellers, who would have to relinquish a mortgage at 4.0% or less, from selling, and has pushed many prospective buyers, especially first-time home buyers, out of the market. Total housing inventory at the end of February 2024 was 1.24 million units, up 5.1% from January and up 17.0% from one year ago (1.06 million). There was an unsold inventory supply of 3.5-months at the current sales pace, equal to January 2024 but up from 3.0 months in February 2024. Management expects the housing-market slowdown to persist throughout 2025 because home-buying affordability is near its lowest level in decades. Any decline in home sales directly affects the productivity and income of our agents who are paid only upon the closing of their clients’ home purchase or sale. A prolonged depression in home sales will force the least successful agents out of the industry and a decrease in the number of earning agents will have a negative impact on our financial performance and results of operations.

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

Although, as of 2024, NAR estimated that almost nine in ten home sellers worked with a real estate agent to sell their home, a significant increase in the volume of private sales due to, for example, increased access to the internet and the proliferation of websites that facilitate such sales, and a corresponding decrease in the volume of sales through real estate agents could have a material adverse effect on our business, prospects and results of operations.

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

Adverse U.S. and global market, economic and political conditions, including the ongoing conflict between Ukraine and Russia, recent events in the Middle East and other events or circumstances beyond our control could have a material adverse effect on us.

Another economic or financial crisis or rapid decline of the consumer economy, significant concerns over energy costs, geopolitical issues, including the ongoing conflict between Ukraine and Russia, recent events in the Middle East, the availability and cost of credit, the U.S. mortgage market, or a declining real estate market in the U.S. can contribute to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards.

Market, political and economic challenges, including dislocations and volatility in the credit markets, general global economic uncertainty, uncertainty or volatility from matters such as the implementation of the governing agenda of President Donald J. Trump, and changes in governmental policy on a variety of matters such as trade, tariffs and manufacturing policies may adversely affect the economy and financial markets, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our Common Stock.

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

We have also recently commenced an expansion of our business in Europe, starting with engaging an area developer in Spain. Previously, we had a franchisee located in Peru that closed in 2022, but we may franchise other international locations in the future. When we re-commence activities abroad, our international operations will be subject to risks that are different from those of our U.S. operations that could result in losses against which we are not insured and therefore negatively affect our profitability. Those international risks include:

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

We depend substantially on our Founder , Joseph La Rosa, and our Chief Operating Officer, Deana La Rosa, and the loss of any our senior management or other key employees or the inability to hire additional qualified personnel could adversely affect our operations, our brand and our financial performance.

Our future success is largely dependent on the efforts and abilities of our Founder, Chief Executive Officer, Interim Chief Financial Officer, President and Chairman, Joseph La Rosa, our Chief Operating Officer, Deana La Rosa, our senior management and other key employees. The loss of the services of Mr. La Rosa, Mrs. La Rosa and other senior management would have a significant detrimental effect on the Company as its brand is tied to their name, image and personality. We do not maintain key employee life insurance policies on Mr. La Rosa or our other senior management and therefore their loss could make it more difficult to successfully operate our business and achieve our business goals. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of these individuals.

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

Based on our Common Stock outstanding as of December 31, 2024, Mr. La Rosa beneficially owned approximately 28% of our outstanding Common Stock and all 2,000 shares of our Series X Preferred Stock that provides for 10,000 votes per share when voting with the Common Stock, representing 62% of the total voting power of our capital stock. Thus, Mr. La Rosa, our President and Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board of Directors of the Company (“Board” or “Board of Directors”), and majority stockholder, controls all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of Mr. La Rosa may not coincide with the interests of other stockholders.

Mr. La Rosa may have interests different than yours and may vote in a way with which you disagree and that may be adverse to your interests. In addition, Mr. La Rosa’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Common Stock to decline or prevent our stockholders from realizing a premium over the market price for their Common Stock. In addition, he may want the Company to pursue strategies that deviate from the interests of other stockholders. Investors should consider that the interests of Mr. La Rosa may differ from their interests in material respects.

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

Because Mr. La Rosa controls, as of April 15, 2025, 50.5% of the total voting power of our capital stock, we are considered a “controlled company” for the purposes of the listing requirements of the Nasdaq Capital Market. A controlled company is not required to have a majority of independent directors or form an independent compensation or nominating and corporate governance committee. Nevertheless, we have a majority of independent directors who will serve on our Audit, Compensation and Nominating and Corporate Governance Committees. However, although we have no current plans to do so, for as long as we remain a controlled company, we could take advantage of such exemptions in the future.

Infringement, misappropriation, or dilution of our intellectual property could harm our business.

We regard our “LR La Rosa Realty” service mark and the “LR” logo that we own, as having significant value and as being important factors in the marketing of our brand. We believe that this and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, trademark, trade secret and other laws, to protect our intellectual property from infringement, misappropriation, or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the U.S. and foreign jurisdictions. However, not all trademarks or service marks that we currently use have been registered in all of the countries in which we may do business in the future, and they may never be registered in all of those countries. Although we monitor trademark portfolios internally and impose an obligation on franchisees to notify us upon learning of potential infringement, there can be no assurance that we will be able to adequately maintain, enforce and protect our trademarks or other intellectual property rights.

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

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found that the NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages on claims that these companies conspired to artificially inflate brokerage commissions, which is in violation of federal antitrust law (the “Burnett Ruling”). The verdict was appealed on October 31, 2023. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms. That same day, the NAR, EXP World Holdings, Inc., Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, and Douglas Elliman, Inc. were named as defendants in Gibson v. National Association of Realtors (U.S. District Court for the Western District of Missouri), alleging a similar fact pattern and antitrust violations. On or about March 15, 2024, NAR agreed to settle the Burnett Ruling, along with a sister litigation, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions (the “Burnett Settlement”). On November 26, 2024, the Burnett Settlement received its final approval. On March 22, 2024, real estate brokerage company Compass Inc. announced that it will pay $57.5 million as part of a proposed settlement to resolve lawsuits over real estate commissions and agreed to change its business practices to ensure clients can more easily understand how brokers and agents are compensated for their services.

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

The performance and reliability of our systems and operations and third-party applications are critical to our reputation and ability to attract franchisees and agents to join us. Our systems and operations, as well as the third-party applications that we license are vulnerable to security breaches, interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, we rely on third-party vendors to provide website platforms and additional systems and related support. If we cannot continue to retain these services on acceptable terms, our access to these systems and services could be interrupted. Any security breach, interruption, delay or failure in our systems and operations could substantially harm our franchisees and agents by interfering with their daily business routines, reducing their transaction volume, impairing the quality of the services we provide, increasing our costs, prompting litigation and other claims, and damaging our reputation, any of which could substantially harm our results of operations, financial condition and prospects.

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

Risks Associated with Our Capital Stock

We are currently listed on The Nasdaq Capital Market. Our failure to maintain our compliance with Nasdaq’s continued listing standards or other requirements could result in our Common Stock being delisted from Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our Common Stock and decrease or eliminate your investment.

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

On October 10, 2024, we received a letter from Nasdaq notifying us that we were no longer in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq under the Bid Price Rule. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until April 8, 2025, to regain compliance with the Bid Price Rule. On April 9, 2025, Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until October 6, 2025, to regain compliance. If we fail to regain compliance with the Bid Price Rule until October 6, 2025, or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities. Although Nasdaq has granted us additional 180 calendar days, to regain compliance with the Bid Price Rule, there can be no assurance that we will regain such compliance, or that we will maintain compliance with all applicable continued listing requirement for Nasdaq in the future, and Nasdaq could make a determination to delist our Common Stock.

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

Furthermore, on April 7, 2025, the closing price of our Common Stock was $0.17. Pursuant to Nasdaq Rule 5810(c)(3)(A)(iii), if the closing price of our Common Stock is $0.10 or less for 10 consecutive trading days, we will be issued a Staff Delisting Determination by Nasdaq. If we receive a Staff Delisting Determination Letter resulting from our Common Stock trading at or below $0.10 for 10 consecutive trading days, we will have 7 calendar days to request a hearing before a Nasdaq hearings panel to review the Staff Delisting Determination, which will determine the delisting of our Common Stock by Nasdaq. A hearing would then take place within 45 days of the hearing request to determine whether or not our Common Stock would be delisted. If, in the future, we receive a Staff Delisting Determination there can be no assurance that we would be successful in preventing a determination by the Nasdaq hearing panel that our stock will be delisted.

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

Section 13(k) of the Exchange Act provides that it is unlawful for a company that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any of its directors or executive officers. From February 2017 to July 2023, La Rosa Realty, LLC, a subsidiary of the Company, provided interest free, due on demand advances to La Rosa Insurance LLC, a company owned by our Chief Executive Officer, which may be deemed to be personal loans made by us to Mr. La Rosa that are not permissible under Section 13(k) of the Exchange Act. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. During the fourth quarter of 2023, upon us completing our IPO, the Compensation Committee reviewed the advance and determined that the existing related party receivable would be charged as part of the Company’s chief executive officer’s annual bonus as specified in his employment agreement. No outstanding balance existed as of December 31, 2023. Notwithstanding, the imposition of any sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second quarter, in which case we would no longer be an emerging growth company as of the following fiscal year end. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Based upon evaluation of our Chief Executive Officer and Interim Chief Financial Officer as of December 31, 2024, our disclosure controls and procedures are ineffective, as we are a newly publicly traded company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls. We are continuing to develop our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the applicable time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act requires that we include a report from management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Based on evaluation of our Chief Executive Officer and Interim Chief Financial Officer as of December 31, 2024, our management has identified a material weakness due to lack of segregation of duties and have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC where we are an accelerated filer or a large accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, financial condition, and results of operations and could cause a decline in the trading price of our Common Stock.

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

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting our business or gathering personal data of our customers. In the ordinary course of our business, we collect and store sensitive data, including proprietary business information and personal information about our customers. Our business, and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance, and transmission of information are critical to our operations, especially the processing and closing of real estate transactions. Although we employ measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, multi-factor authentication, and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us or could cause agents to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.

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

Our amended and restated articles of incorporation, bylaws and Nevada law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

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

We routinely assess material cybersecurity risks, including potential unauthorized occurrences on, or conducted through, our information systems that may compromise the confidentiality, integrity or availability of those systems or information maintained in them. Our Chief Technology Officer, reporting to the Chief Executive Officer, is primarily responsible for addressing these risks. We devote appropriate resources and designate members of our management to address the risk assessment and mitigation process.

As a smaller reporting company, we are proactively leveraging AI and other resources to enhance our cybersecurity measures. While we do not yet have a dedicated cybersecurity team or fully formalized protocols, we are actively developing new practices, incorporating advanced technologies to identify and mitigate risks. Our efforts include ongoing assessments and the exploration of strategic partnerships to strengthen our security posture.

Given our current stage of cybersecurity development, we have not experienced any cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches, and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs, and negatively impact our reputation among customers and partners.

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

We also have a cybersecurity insurance policy in place and fully utilize its tools, guidance, and policies to ensure compliance and enhance our overall security posture. This coverage supports our risk management efforts by providing additional resources and expertise to help us identify, mitigate, and respond to potential threats effectively.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and the Company will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting the Company, please refer to Part I, Item 1A - “Risk Factors”.

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

Our business does not require significant property space. As a real estate brokerage business, we support our agents primarily via mobile technology and video conferencing. However, we do create a primary location for each of our subsidiaries. We lease all our space, as we are flexible on how the space is utilized. Our subsidiaries have space that range from 360 square feet to 4,700 square feet, with relatively short terms, so as to minimize our rental expense given our ability to easily relocate.

We believe our office space is adequate for at least the next 12 months.

Item 3. Legal Proceedings.

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and intellectual property, commercial or contractual claims, brokerage or real estate disputes, or other consumer protection statutes, ordinary course brokerage disputes like the failure to disclose property defects, commission disputes, and vicarious liability based upon conduct of individuals or entities outside of the Company’s control, including agents and third-party contractor agents. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as described below, we are not presently a party to any material pending or threatened legal proceedings.

As previously disclosed, on February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000. On April 11, 2023, the Company filed a motion to dismiss Mr. Gracy’s complaint, which is still pending.

As previously disclosed, on January 3, 2024, Ms. Sarah Palmer filed a putative national class action complaint against La Rosa Realty, LLC in the United States District Court, Middle District of Florida, Orlando Division. Ms. Palmer alleges that she received two (2) brief pre-recorded calls one week apart to her cell phone from La Rosa Realty, LLC presenting her an employment opportunity as a real estate agent. Ms. Palmer seeks an undisclosed amount of monetary damages from La Rosa Realty, LLC for the alleged would-be injurious, isolated and opportunistic employment gestures to her through a purported nationwide class action. Ms. Palmer claims that the defendant violated her privacy, annoyed and harassed her, constituted a nuisance, and occupied her telephone line. On March 12, 2024, La Rosa Realty, LLC filed a motion to dismiss the case with prejudice, which is still pending.

As previously disclosed, on July 19, 2024, LPT Realty, LLC commenced a civil action in the Ninth Judicial Circuit in Orange County, Florida against La Rosa Holdings Corp; Joseph La Rosa a/k/a Joe La Rosa; La Rosa Realty Lake Nona, Inc. n/k/a Nona Legacy Powered By La Rosa Realty, Inc.; & La Rosa Realty, LLC, seeking damages, reasonable royalty of all real estate transactions conducted by all the La Rosa defendants and injunctive relief for misappropriation of trade secrets as to all the defendants. The case was voluntarily dismissed on March 26, 2025.

As previously disclosed, on July 22, 2024, the Company’s subsidiary, Nona Legacy Powered by La Rosa Realty, Inc. commenced a civil action in the Ninth Judicial Circuit in Orange County, Florida against Olga Norkis Fernandez Valdez a/k/a Norkis Fernandez and LPT Realty, LLC. The plaintiff sought monetary damages caused by Norkis Fernandez due to the breach of contract and breach of fiduciary duty by Ms. Fernandez as well as injunctive relief against Ms. Fernandez. The plaintiff also sought damages against LPT Realty, LLC for tortious interference with a contractual relationship. The parties have signed a Mediated Settlement Agreement dated October 18, 2024, whereby the plaintiffs agreed to have the case dismissed with prejudice.

On October 2, 2024, FCA One Services LLC commenced a civil action in the Ninth Judicial Circuit in Orange County, Florida against Suncoasteam Realty LLC, Greg Boland, Silvia Beltran Martinez LLC, Silvia Beltran, and Nona Legacy Powered by La Rosa Realty, Inc., our subsidiary. The plaintiff alleged negligent misrepresentation in a real estate transaction. The case was settled by the parties on February 4, 2024, for immaterial amount without admission of any liability on the part of Nona Legacy Powered by La Rosa Realty, Inc. This case is now closed.

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

On April 14, 2025, the closing price for our Common Stock as reported on The Nasdaq Capital Market was $0.201 per share.

Holders of Common Stock

On April 15, 2025, there were 144 holders of record of our Common Stock. We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.”

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

Unregistered Sales of Equity Securities

In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K and in the Quarterly Reports on Form 10-Q filed by the Company with the SEC, during the year ended December 31, 2024 the Company issued the following equity securities which were not registered under the Securities Act.

On October 15, 2024, the Company issued 200,000 unregistered shares of Common Stock to a consulting firm for services rendered as part of a consulting agreement.

On December 4, 2024, the Company issued to Joseph La Rosa, its Chief Executive Officer, a ten year non-qualified stock option to purchase 600,000 shares of Common Stock, having an exercise price of $0.6699, pursuant to Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and Mr. La Rosa signed on December 7, 2023, 100% of which vested on the date of grant.

On December 12, 2024, the Company issued a consultant 225,000 unregistered shares of Common Stock as consulting compensation pursuant to that certain consulting agreement between the Company and such consultant, dated December 12, 2024.

Unless otherwise noted, the securities above were issued pursuant to the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act, in light of the fact that none of the issuances involved a public offering of securities and no solicitation or advertisements for such securities were made by any party.

Securities Authorized for Issuance under Equity Compensation Plans

On January 10, 2022, our sole director and sole stockholder at the time approved the La Rosa Holdings 2022 Equity Incentive Plan. On November 19, 2024, our stockholders approved the Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants. Initially the maximum aggregate number of shares of Common Stock which may be issued pursuant to awards under the plan was 5,000,000 shares as adjusted for the 1-for-10 reverse stock split of the Company’s Common Stock as of March 21, 2022 and adjusted for the 2-for-1 forward stock split of the Company’s Common Stock as of April 17, 2023.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of Common Stock, or a reorganization or reclassification of the Company’s Common Stock, the maximum aggregate number of shares of Common Stock which may currently be issued pursuant to awards under the 2022 Plan is 12,500,000 shares. Such shares of Common Stock are made available from the authorized and unissued shares of the Company. The maximum number of shares that are subject to awards under the 2022 Plan is subject to an annual increase equal to the least of (a) 500,000 shares, (b) a number of shares equal to four percent (4%) of the total number of shares of all classes of Common Stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (c) such number of shares determined by the administrator of the plan no later than the last day of the immediately preceding fiscal year.

For more information about our 2022 Plan, see Part III Item 11 – “Executive Compensation” of this report which is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2024.

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2022 Equity Incentive Plan:
Equity compensation plans approved by security holders	4,001,676	$1.56	7,031,674
Equity compensation plans not approved by security holders	—	—	—
Total	4,001,676	$1.56	7,031,674

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

A significant driver of our past growth, and we believe, our future growth is our ability to create revenue by requiring our agents and our franchisees’ agents to use business services that we provide. For example, all agents new to our Company are required to have a “coach” and to attend multi-day training sessions to learn the Company’s philosophy, technology, and business practices. Concurrently, the agent works with his or her coach in obtaining listings, working with consumers, and closing transactions. All these activities are run through our La Rosa Coaching, LLC, our subsidiary which teaches advanced techniques for team building, personal growth, and business development, which we believe will enhance our revenue at a nominal increase in cost to us. In addition, unlike other residential real estate brokerages, we encourage our sales agents to pursue commercial real estate transactions and require them to utilize the services of our commercial real estate company, La Rosa CRE, LLC.

Our agent centric methodology, our advanced technology, and ancillary services, such as property management, will enable us to organically grow our agent base with virtually no incremental cost. In environments with increasing mortgage rates and declining sales transactions, we believe our model is more attractive to real estate agents, who retain more of their commission proceeds compared to traditional brokerage models. In fact, we have organically increased our agent count by just over 11 percent from December 31, 2022 to December 31, 2024.

In order to continue to provide cutting edge technology and provide best-in-class coaching and education, we periodically review our pricing structure, including increasing our agent annual fees and monthly fees, the fixed transaction fee, technology and accounting fees, and property management fees. We maintain a competitive pricing structure within the industry while simultaneously providing the necessary tools, education and perpetual innovation.

To maximize the utility of our technological infrastructure, we anticipate acquiring additional brokerage firms that will increase our agent count. We also expect to acquire other complementary businesses, such as title and insurance agencies and a mortgage brokerage. We continue to evaluate opportunities to drive our near-term and long-term growth.

On October 12, 2023, we consummated our IPO. Following our IPO, during the fiscal year ended December 31, 2023, we acquired majority ownership of the following franchisees of the Company: Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.), Horeb Kissimmee Realty, LLC, La Rosa Realty Premier, LLC, La Rosa Realty Orlando, LLC, and 100% ownership of the following franchisees of the Company: La Rosa CW Properties, LLC and La Rosa Realty North Florida LLC. In December 2023, we also formed our majority owned subsidiary La Rosa Realty Texas LLC.  During the fiscal year ended December 31, 2024, we acquired majority ownership of the following franchisees and affiliates of the Company: La Rosa Realty Georgia LLC, La Rosa Realty California, La Rosa Realty Lakeland LLC DBA La Rosa Realty Prestige, and La Rosa Realty Success LLC, and 100% ownership of La Rosa Realty Winter Garden LLC, BF Prime LLC, Nona Title Agency LLC, La Rosa Realty Beaches LLC, and Baxpi Holdings. Additionally, we acquired the remaining non-controlling interest portions of Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.) and La Rosa Realty Premier, LLC, making them both 100% owned entities.

In December 2024, the Company opened its first office and wholly owned subsidiary in North Carolina, La Rosa Realty NC LLC.

Description of Our Revenues

Our financial results are primarily driven by the total number of sales agents in our Company, the number of sales agents closing residential real estate transactions, the number of sales agents utilizing our coaching services, the number of agents who work with our franchisees, and the number of properties under management. We grew our agent count by six percent from 2,434 at December 31, 2023 to 2,581 at December 31, 2024.

The majority of our revenue is derived from a stable set of fees paid by our brokers, franchisees, and consumers. We have multiple revenue streams, with the majority of our revenue derived from commissions paid by consumers who transact business with our and our franchisees’ agents, royalties paid by our franchisees, dues and technology fees paid by our sales agents, our franchisees, and our franchisees’ agents. Our major revenue streams come from such sources as: (i) residential real estate brokerage revenue, (ii) revenue from our property management services, (iii) franchise royalty fees, (iv) fees from the sale or renewal of franchises and other franchise revenue, (v) coaching, training and assistance fees, (vi) brokerage revenue generated transactionally on commercial real estate, (vii) fees generated from title services revenue and insurance and (viii) fees from our events and forums.

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

Inflation and Market Interest Rates

The U.S. Federal Reserve continues to take action intended to address inflation. The Federal Reserve Board maintained the federal funds rate at 533 basis points from August of 2023 through mid-September 2024, when it was reduced to 483 basis points. In February 2025, the federal funds rate was 433 basis points. The fluctuations impact interest rates, which significantly contribute to mortgage rate adjustments. During the second half of 2022, the benchmark 30 year fixed conforming mortgage rate rose above 6% for the first time since 2008, according to Freddie Mac data, and reached a peak of about 8% during the second half of 2023. That interest rate sat in between 6.62% and 6.85% during 2024. Consequently, housing demand remained soft, prices are rising, consumer sentiment has weakened, and home sales are declining. In February 2025, the existing home sales market decreased 1.2% compared to February 2024 according to the NAR. This decline had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home. Continuing poor housing market conditions would adversely affect our operating performance and results of operations.

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

Results of Operations

Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
Real Estate Brokerage Services (Residential)	$57,024,911	$20,450,348	$36,574,563	179%
Franchising Services	329,069	883,606	(554,537)	-63%
Coaching Services	568,516	628,846	(60,330)	-10%
Property Management	11,115,368	9,680,688	1,434,680	15%
Real Estate Brokerage Services (Commercial)	327,912	115,916	211,996	183%
Title Settlement and Insurance	83,010	-	83,010	N/A
Total Revenue	$69,448,786	$31,759,404	$37,689,382	119%

Real Estate Brokerage Services (Residential)

Residential real estate services revenue increased $36.574 million, or 179%, in the year ended December 31, 2024 against the comparable prior year period. The increase was driven by $9.789 million of revenue from the seven acquisitions completed during fiscal year 2024, in addition the increase was due to a full year of income from the six acquired companies in 2023 of $27.166 million. Also, we received a full year of revenue from the increased transaction fee, monthly agent fee, and annual fee effective September 1, 2023.

Franchising Services

Franchising services revenue decreased $554 thousand, or 63%, in the year ended December 31, 2024 against the comparable prior year period. The decrease is primarily attributable to the six franchise acquisitions completed in the fourth quarter of fiscal year 2023 and the six franchise acquisitions during fiscal year 2024, which no longer contribute to franchising royalty fees. These fees would have totaled $658 thousand for the year ended December 31, 2024. Our remaining franchisees saw a slight increase in revenue due to market conditions in our residential services stabilizing in 2024, which partially offset the decline in franchising royalty fee revenue. Franchising royalties would be expected to decline as the acquisition of additional franchises continues.

Coaching Services

Coaching services revenue declined slightly by $60 thousand during the year ended December 31, 2024 against the comparable prior year period. This is attributable to structural changes to increase recruitment and NAR related matters.

Property Management

Property management revenue increased $1.435 million, or 15%, in the year ended December 31, 2024 against the comparable prior year period primarily due to increases in the number of properties under management from 600 in 2023 to 650 in 2024 along with the full year benefit in 2024 of a management fee price increase effective September 1, 2023 from $44 to $55 in 2024 per agent property.

Gross Proft and Gross Margin

	Year Ended December 31,		Change
	2024	2023	$	%
Real Estate Brokerage Services (Residential)	$5,340,029	$1,686,191	$3,653,838	217%
Gross Margin	9.4%	8.2%	1.1%
Franchising Services	$(159,067)	$411,297	$(570,364)	-139%
Gross Margin	-48.3%	46.5%	-94.9%
Coaching Services	$258,228	$298,481	$(40,253)	-13%
Gross Margin	45.4%	47.5%	-2.0%
Property Management	$341,206	$330,440	$10,766	3%
Gross Margin	3.1%	3.4%	-0.3%
Real Estate Brokerage Services (Commercial)	$89,873	$114,759	$(24,886)	-22%
Gross Margin	27.4%	99.0%	-71.6%
Title Settlement and Insurance	$83,010	$-	$83,010	NA
Gross Margin	100.0%	0.0%	100.0%
Total Gross Profit	$5,953,279	$2,841,168	$3,112,111	110%
Total Gross Margin	8.6%	8.9%	-0.4%

Real Estate Brokerage Services (Residential)

Costs related to residential real estate brokerage services increased $3.654 million, or 217%, in the year ended December 31, 2024 against the comparable prior year period. The increase was driven in part by $8,945 million of cost of revenue from the seven acquisitions completed during fiscal year 2024. In addition we saw a full year impact from the six acquisitions from the 4th Quarter of 2023. The gross profit increased $3.654 million, or 216.7%, from 2023 to 2024 primarily attributable to the fee increases enacted in September of 2023 and gross profit from acquisitions. Due to these factors our gross margin increased to 9.4% compared to our 2023 gross margin of 8.2%.

Franchising Services

The Company uses external software that supports the Company’s franchises, which is directly used to manage real estate transactions that generates revenue. The software is classified as a cost of revenue, and the Company expects to continue to use the software for a significant portion of 2025, with internally developed options coming online in the latter half of 2025. The decrease in cost of franchising revenue is due to the six acquisitions from 2023 and six from 2024, which no longer contribute to the cost of franchising revenue, as well as a reduction of price per usage of the software costs based on our review of usage of the software in 2023. The gross profit decreased $570 thousand, or 138.7%, from 2023 to 2024 primarily attributable to the reduction in the cost of revenue.

Coaching Services

Costs related to coaching services decreased $20 thousand, or 6.1%, in the year ended December 31, 2024 against the comparable prior year period. Costs related to coaching services moved proportionally with the change in related revenue. Gross profit decreased by $40 thousand, or 13.5%, due to new initiatives to drive recruiting which impacted coaching programs.

Property Management

Costs related to property management services increased $1.424 million, or 15.2%, in the year ended December 31, 2024 against the comparable prior year period. The increase in property management costs were primarily related to the increase in properties under management. The gross margin is consistent from 2023 to 2024.

Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2024	2023	$	%
Sales and Marketing	$1,007,077	$359,717	$647,360	180%
Payroll and benefits	4,339,402	2,436,888	1,902,514	78%
Rent and other	1,070,708	346,281	724,427	209%
Professional fees	1,594,262	260,105	1,334,157	513%
Office	384,219	118,296	265,923	225%
Technology	372,010	216,679	155,331	72%
Insurance, training and other	614,145	427,904	186,241	44%
Public company costs	1,231,871	592,857	639,014	108%
Amortization and depreciation	1,018,934	74,330	944,604	1271%
Total SG&A Expenses	$11,632,628	$4,833,057	$6,799,571	12%

NM: Not Meaningful

Selling, general and administrative costs increased $6.8 million, or 12%, in the year ended December 31, 2024 against the comparable prior year period. Sales and marketing costs increased as the Company worked to expand and grow the business.

Payroll and benefits increased $1.9 million or 78%, in the year ended December 31, 2024 against the comparable prior year period primarily due to changes in the executive management team, bonus, payroll taxes and acquisitions from the 4th quarter of 2023 and during 2024. In addition, headcount increases to facilitate growth and replace 3rd party costs.

Rent and occupancy increased as the Company leases its corporate office and other offices from various entities. With $669 thousand of the total increase of $724 thousand related to the acquisitions from the fourth quarter of 2023 and companies acquired in 2024.

Professional fees increased $1.334 million, or 513%, in the year ended December 31, 2024 against the comparable prior year period. Primarily this increase is related to $666,390 of legal cost related to acquisitions, litigation and SEC reporting. Secondarily, an increase of $523,191 in fees related to the company and other professional accounting services related to audits and acquisitions.

Office and technology costs decreased by $56 thousand due to the Company’s efforts to curtail expenses and improve productivity and efficiency. In particular, the Company streamlined its software applications, which reduced technology costs after subscription periods ended.

Insurance, training and other costs increased in 2024 primarily due to our new directors and officers (D&O) policies that provide liability coverage.

Public company cost increased due to fees paid to the Board of Directors of $231 thousand, investor relation and related of $357 thousand.

Additionally, as part of total operating cost the Company recognized impairment of goodwill for $787 thousand due to triggering conditions as described in Note 4 – Goodwill and Intangible Assets, triggering events were noted on October 1, 2024 with the most significant event share price performance. We further evaluated triggering events through December 31, 2024 and determined no further impairment was necessary.

Stock-based compensation

We incurred stock-based compensation of $4.7 million in 2024 based upon restricted stock units granted to agents and employees, ($1.0 million), consultants who provided various services to the company ($1.4 million), and an option grant to our CEO pursuant to the terms of his employment agreement ($2.3 million). During 2023, we incurred stock-based compensation of $5.1 million in 2023 based upon restricted stock units granted to agents and employees, most of which was part of the IPO ($1.998 million), consultants who provided various services to the company ($1.286 million), option awards to non-management directors ($421 thousand), and an option grant to our CEO pursuant to the terms of his employment agreement ($1.395 million).

Other Income (Expense), Net

Other expense, net for the year ended December 31, 2024 was $3.15 million compared to other expense, net of $0.7 million for the comparable prior year. The 2024 expense was mostly due to a $1.47 million change in the fair value of derivative liabilities, $0.7 million loss on extinguishment of debt and $0.4 million for the amortization of discount on debt instruments. The 2023 expense was due to costs related to the amortization of financing fees on convertible debt instruments with embedded equity elements issued in the fourth quarter of fiscal year 2022 along with interest expense associated with the existing debt issuances in 2022, partially offset by a decrease in the revaluation of the derivative liabilities and the IRS employee retention credit received for prior tax years, net of legal costs to obtain the credit.

Liquidity and Capital Resources

On December 31, 2024 and 2023 we had cash of $1.4 million and $0.96 million, respectively, on hand.

In February 2024, we entered into securities purchase agreement with an accredited investor for the issuance of a 13% senior secured promissory note with a principal amount of $1,052,632 and a purchase price of $1,000,000 after an original issue discount of $52,632. The note was convertible into shares of our Common Stock at the option of the lender. In addition, on April 1, 2024, we entered into securities purchase agreement with the same accredited investor for the issuance of a 13% senior secured promissory note with a principal amount of $1,316,000 and a purchase price of $1,250,200 after an original issue discount of $65,800. The note was convertible into shares of our Common Stock at the option of the lender. The two promissory notes began amortizing five months after the date of each loan, with full maturity occurring twelve months after the date of each loan.

In May 2024, we entered into a standard merchant cash advance agreement with Cedar Advance LLC (“Cedar”) where we sold in the aggregate $761,250 in future receipts of the Company for $500,000. Until the purchase price has been repaid, the Company agreed to pay Cedar $23,000 per week.

In July 2024, we received $444,600 in net proceeds, excluding debt issuance costs of approximately $25,000, through our private sale of a 13% OID senior secured promissory note in the principal amount of $468,000 for a purchase price of $444,600 to the same accredited investor in our February 2024 and April 2024 private placements.

In August 2024, we received $725,000 in net proceeds, excluding equity issuance costs of approximately $25,000, by issuing 761,689 shares of Common stock and a pre-funded warrant to purchase 509,498 shares of Common stock pursuant to a securities purchase agreement with an institutional accredited investor, Brown Stone Capital Ltd., at a price equal to $0.59 per share.

In September 2024, we entered into a promissory note for the principal amount of $200,000. The promissory note bore interest at 12.5% per annum. The note is payable in three monthly installments of $75,000, beginning on November 1, 2024, with subsequent payments due on December 1, 2024, and January 1, 2025.

In October 2024, we entered into a standard merchant cash advance agreement with Arin Funding LLC (“Arin”) where we sold in the aggregate $588,000 in future receipts of the Company for $420,000. Until the purchase price has been repaid, the Company agreed to pay Arin $15,474 per week.

In October 2024, we entered into a standard merchant cash advance agreement with Cedar where we sold in the aggregate $616,250 in future receipts of the Company for $403,750. Until the purchase price has been repaid, the Company agreed to pay Cedar $15,400 per week. A portion of the funds provided were used to pay off the remaining balance of $301,250 of the May 2024 cash advance agreement.

In November 2024, we entered into an ATM Agreement with A.G.P./Alliance Global Partners, as sales agent, relating to the sale of Common Stock. During the year ended December 31, 2024, we issued an aggregate of 222,000 shares of Common Stock pursuant to such ATM Agreement for net proceeds of $169,236. We paid the sales agent compensation with respect to sale of such shares in the amount of $5,728.

In November 2024, we received $480,000 in net proceeds, excluding equity issuance costs of approximately $20,000, by issuing 936,264 shares of Common stock and a pre-funded warrant to purchase 399,562 shares of Common stock pursuant to a securities purchase agreement with an institutional accredited investor, Abri Advisors, LTD. at a price equal to $0.37 per share.

Furthermore, during the period required to achieve substantially higher revenue in order to become profitable, we will require additional funds that might not be readily available or might not be on terms that are acceptable to us, or at all. Until such time that we fully implement our growth strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. As such, we anticipate that our existing working capital, including cash on hand and cash generated from operations, will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of this Annual Report on Form 10-K. We will be required to raise additional capital to service debt issued in the first half of 2025 and to fund ongoing operations.

During 2023, we issued 1,523 shares of series A preferred stock to 77 investors in a private placement pursuant to Regulation D under the Securities Act, raising $1,523,000. We also exchanged convertible debt with an outstanding balance of $598,836, including accrued interest of $87,836, for 591 shares of series A preferred stock. In March 2023, we exchanged a portion of our related party debt with an outstanding gross balance of $1,324,631, excluding debt discount of $469,785, and including accrued interest of $28,101, for 1,321 shares of series A preferred stock. See Note 8, “Stockholders’ Equity” of the Notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information on the series A preferred stock.

When we completed our IPO in the fourth quarter of 2023, we raised net proceeds of $4,360,000 after deducting underwriter discounts, commissions, and expenses. We used the proceeds to satisfy existing term debt and accrued interest in the aggregate amount of approximately $375,000, the existing balance of our line of credit of approximately $140,000, related party debt of approximately $150,000, and existing accounts payable of $1,000,000. In October 2023, we acquired controlling interests in two of our franchisees, Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.) and Horeb Kissimmee Realty, LLC for a total consideration of $2,963,147, including $550,000 in cash from the proceeds of the IPO, with the remainder in Common Stock. See Note 3, “Business Combinations” of the Notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding the acquisitions.

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

We are subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources than us. Furthermore, during the period required to achieve substantially higher revenue in order to become profitable, we will require additional funds that might not be readily available or might not be on terms that are acceptable to us. Until such time that we fully implement our growth strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. As such, we anticipate that our existing working capital, including cash on hand, and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of this annual report on Form 10-K. We will be required to raise additional capital to service outstanding notes and fund ongoing operations.

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

Summary of Cash Flows

	For the year ended December 31,
	2024	2023
Net Cash Used in Operating Activities	$(2,997,307)	$(1,894,411)
Net Cash Used in Investing Activities	$(68,625)	$(141,744)
Net Cash Provided by Financing Activities	$4,202,713	$2,950,060

Cash Flows Used in Operating Activities

For the year ended December 31, 2024 net cash used in operating activities was $2.997 million, which was primarily attributable to the net loss of $8.222 million, excluding stock-based compensation and changes in operating assets and liabilities. Adding back non-cash items such as amortization and depreciation and debt discount of $1.668 million, change in fair value of derivatives, impairment of goodwill, loss on extinguishment of debt and non-cash lease and other expenses totaling $3.556 million.

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

Cash Flows Used in Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was $69 thousand. This was the result of the purchase of property plan equipment and cash acquired through acquisitions.

For the year ended December 31, 2023, net cash used in investing activities was $0.1 million, which represents the cash consideration paid for the six acquisitions acquired in the fourth quarter of 2023, less cash acquired. See Note 3, “Business Combinations” of the Notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding the acquisitions.

Cash Flows Provided by Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $4.2 million. This was driven by cash flows from debt and equity financing that provided $6.592 million in proceeds. These proceeds were offset by $2.389 of payments and advances on debt and other financing instruments,

For the year ended December 31, 2023, net cash provided by financing activities was $2.950 million, which included the proceeds of our IPO from which we raised net proceeds of $4.360 million after deducting underwriter discounts, commissions, and expenses. We incurred payments related to the IPO of $1.765 million. We also raised $1.523 million attributable to the issuance of the series A convertible preferred stock. A partial use of the proceeds raised were used to pay down debt, including our line of credit, our notes payable, advances on future receipts, convertible debt, and amounts due to related party, which totaled $0.991 million, net. We also paid $0.177 million in withholding taxes related to the vesting of employee restricted stock units upon the IPO.

Off-Balance Sheet Arrangements

On December 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of December 31, 2024 and as for the periods thereafter:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable	$3,662,735	$2,187,673	$297,714	$297,714	$879,634
Interest payments on notes payable	595,009	24,286	48,572	48,572	473,579
Advances on future receipts	618,681	618,681	-	-	-
Undiscounted lease obligations	1,144,550	551,173	593,377	-	-
Accrued acquisition cash consideration	411,404	381,404	30,000	-	-
Total Contractual Obligations	$6,432,379	$3,763,217	$969,663	$346,286	$1,353,213

We intend to fund our contractual obligations with cash on hand, working capital and the debt raises obtained in 2024 and February 2025.

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

We believe the following critical accounting estimates affect the more significant judgments and estimates used in preparing our consolidated financial statements. See the footnotes to our audited financial statements for the year ended December 31, 2024, included with this annual report for our Summary of Significant Accounting Policies.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment at least annually in the fourth quarter of our fiscal year. We first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, and, if so, we then quantitatively compare the fair value of our reporting units to their carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value, we then record an impairment loss equal to the difference, up to the carrying value of goodwill. The carrying values of identifiable intangible assets are reviewed for recoverability on a quarterly basis. The facts and circumstances considered include the recoverability of the cost of other intangible assets from future undiscounted cash flows to be derived from the use of the asset or asset group. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment. Intangible assets are subject to amortization over the expected period of economic benefit to us. We evaluate whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.

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

Income Taxes

We are subject to taxes in the United States. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws. As of December 31, 2024, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We qualify as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and are not required to provide the information required by this Item 7A.

Item 8. Financial Statements and Supplementary Data.

LA ROSA HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

La Rosa Holdings Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of La Rosa Holdings Corp. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

April 15, 2025

La Rosa Holdings Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash	$1,442,901	$959,604
Restricted cash	2,137,707	1,484,223
Accounts receivable, net of allowance for credit losses of $166,504 and $83,456, respectively	931,662	826,424
Other Current Assets	1,788	—
Total current assets	4,514,058	3,270,251

Noncurrent assets:
Property and equipment, net	9,411	14,893
Right-of-use asset, net	997,715	687,570
Intangible assets, net	5,840,080	4,632,449
Goodwill, net	8,012,331	5,702,612
Other long-term assets	33,831	21,270
Total noncurrent assets	14,893,368	11,058,794
Total assets	$19,407,426	$14,329,045
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,376,704	$1,147,073
Accrued expenses	738,065	227,574
Contract liabilities	7,747	—
Line of credit	148,976	—
Derivative liability	1,607,544	—
Advances on future receipts, net	618,681	77,042
Accrued acquisition cash consideration	381,404	300,000
Notes payable, current	2,187,673	4,400
Lease liability, current	473,733	340,566
Total current liabilities	8,540,527	2,096,655

Noncurrent liabilities:
Note payable, net of current	1,475,064	615,127
Security deposits and escrow payable	2,137,707	1,484,223
Lease liability, noncurrent	545,759	363,029
Other liabilities	32,950	2,950
Total non-current liabilities	4,191,480	2,465,329
Total liabilities	12,732,007	4,561,984

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 2,000 Series X shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock - $0.0001 par value; 250,000,000 shares authorized; 21,847,514 and 13,406,480 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2,185	1,341
Additional paid-in capital	29,121,589	18,016,400
Accumulated deficit	(26,555,319)	(12,107,756)
Total stockholders’ equity – La Rosa Holdings Corp. shareholders	2,568,455	5,909,985
Noncontrolling interest in subsidiaries	4,106,964	3,857,076
Total stockholders’ equity	6,675,419	9,767,061
Total liabilities and stockholders’ equity	$19,407,426	$14,329,045

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023
Revenue	$69,448,786	$31,759,404

Cost of revenue	63,495,507	28,918,236

Gross profit	5,953,279	2,841,168

Operating expenses:
Sales and marketing	1,007,077	359,717
General and administrative	10,625,551	4,473,340
Stock-based compensation — general and administrative	4,730,355	5,100,474
Impairment of goodwill	787,438	-
Total operating expenses	17,150,421	9,933,531

Loss from operations	(11,197,142)	(7,092,363)
Other income (expense)
Interest expense, net	(403,397)	(140,382)
Loss on extinguishment of debt	(777,558)	-
Amortization of debt discount	(649,138)	(1,016,644)
Change in fair value of derivative liability	(1,338,506)	138,985
Other income, net	15,745	286,641
Loss before provision for income taxes	(14,349,996)	(7,823,763)
Benefit from income taxes	—	—
Net loss	(14,349,996)	(7,823,763)
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	97,567	(5,326)
Net loss after noncontrolling interest in subsidiaries	(14,447,563)	(7,818,437)
Less: Deemed dividend	1,476,044	1,472,514
Net loss attributable to common stockholders	$(15,923,607)	$(9,290,951)

Loss per share of common stock attributable to common stockholders
Basic and diluted	$(0.79)	$(1.27)

Weighted average shares used in computing net loss per share of common stock attributable to common stockholders
Basic and diluted	20,222,347	7,293,033

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2024 and 2023

	Preferred Stock Series A		Preferred Stock Series X		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity	Noncontrolling Interest In
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)	Subsidiaries	Total Equity
Balance as of January 1, 2023	—	$—	2,000	$—	6,000,000	$600	$1,410,724	$(4,289,319)	$(2,877,995)	$—	$(2,877,995)
Net loss								(7,818,437)	(7,818,437)	(5,326)	(7,823,763)
Issuance of common stock in public offering, net of issuance costs of $640,000					1,000,000	100	4,359,900		4,360,000		4,360,000
Reclass deferred offering costs to APIC upon the initial public offering					1,393,618	140	(2,544,599)		(2,544,459)		(2,544,459)
Issuance of series A preferred stock	3,436	—					3,446,468		3,446,468		3,446,468
Conversion of series A preferred stock into common stock upon public offering	(3,436)	—			981,676	98	(98)		—		—
Issuance of common stock related to debt and related party debt maturity and the extinguishment of related derivative liabilities					101,566	10	935,149		935,159		935,159
Issuance of common stock for six real-estate brokerage acquisitions					2,750,114	275	5,485,830		5,486,105	3,862,402	9,348,507
Stock-based compensation							5,100,474		5,100,474		5,100,474
Common stock issued for services rendered and vesting of restricted stock units, net of shares withheld for taxes					1,179,506	118	(177,448)		(177,330)		(177,330)
Balance as of December 31, 2023	—	$—	2,000	$—	13,406,480	$1,341	$18,016,400	$(12,107,756)	$5,909,985	$3,857,076	$9,767,061
Net loss								(14,447,563)	(14,447,563)	97,567	(14,349,996)
Issuance of common stock for acquisitions					2,812,382	281	3,448,670	-	3,448,951	152,321	3,601,272
Issuance of common stock for Non-Controlling interest					379,428	38	377,447	-	377,485	-	377,485
Equity awards issued with debt issuance		—			1,081,030	108	1,076,661	-	1,076,769	-	1,076,769
Stock-based compensation		—			1,495,769	150	4,730,205	-	4,730,355	-	4,730,355
Proceeds from new investors and S-3					2,659,653	266	1,474,165	-	1,474,431	-	1,474,431
Issuance of common stock for equity awards, net of shares withheld for taxes					12,772	1	(1,959)	-	(1,958)	-	(1,958)
Balance as of December 31, 2024	—	$—	2,000	$—	21,847,514	$2,185	$29,121,589	$(26,555,319)	$2,568,455	$4,106,964	$6,675,419

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Years Ended December 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(14,349,996)	$(7,823,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,730,355	5,100,474
Amortization and depreciation	1,018,934	73,134
Non-cash lease expense	561,654	—
Change in fair value of derivatives	1,338,506	(138,985)
Amortization of debt discount and financing fees	649,138	1,016,644
Loss on extinguishment of debt	777,558	—
Impairment of goodwill	787,438	—
Noncash interest expense	8,793	44,722
Provision for credit losses	82,324	21,201
Changes in Operating Assets and Liabilities:
Accounts receivable	(174,175)	(370,831)
Deposits and prepaid expenses	15,387	45,000
Accounts payable	1,131,817	307,877
Accrued expenses and other	459,952	(239,048)
Contract liabilities	7,747	—
Security deposits and escrow payable	524,854	69,164
Operating lease liabilities	(567,593)	—
Net Cash Used in Operating Activities	(2,997,307)	(1,894,411)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(5,033)	—
Cash paid for acquisitions net of cash acquired of $240,470 for acquisitions	(63,592)	(141,744)
Net Cash Used in Investing Activities	(68,625)	(141,744)
Cash Flows from Financing Activities:
Borrowings on bank line of credit	300,508	331,095
Payments on bank line of credit	(151,532)	(417,736)
Proceeds from notes payable	3,363,228	—
Payments of deferred debt issuance costs	(459,094)	—
Payments on notes payable	(1,027,522)	(532,163)
Proceeds from advances on future receipts	1,899,250	500,650
Payments on advances on future receipts	(1,121,368)	(679,688)
Payments on post-acquisition consideration	(150,000)	—
Distributions to noncontrolling interest	(1,377,484)	—
Payments related to the public offering	—	(1,765,081)
Payments to related party	—	(168,100)
Proceeds from related party		45,413
Payments on convertible debt	—	(70,000)
Proceeds from issuance of preferred stock	—	1,523,000
Proceeds from issuance of common stock	2,928,685	4,360,000
Withholding tax paid on behalf of employees on stock based awards	(1,958)	(177,330)
Net Cash Provided by Financing Activities	4,202,713	2,950,060

Net Increase in Cash and Restricted Cash	1,136,781	913,905
Cash and Restricted Cash at Beginning of Period	2,443,827	1,529,922
Cash and Restricted Cash at End of Period	$3,580,608	$2,443,827

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$335,425	$129,644
Taxes	$—	$—

Non-Cash Activities:
Derivative liability embedded in debt instruments	$269,038	$(883,894)
Issuance of 2,812,382 shares of common stock as consideration of acquisitions of businesses	$3,601,272	$—
Issuance of 379,428 shares of common stock as consideration of acquisitions of businesses	$377,485	$—
Issuance of 1,081,030 shares of common stock as part of the issuance of notes payable	$1,076,769	$—
Issuance of 1,495,769 shares of common stock for services rendered	$4,730,355	$—
Issuance of 230,202 shares of common stock for accounts payable	$150,000	$—
Office leases acquired under operating lease obligations	$883,652	$—
Convertible debt and related party debt exchanged for 1,912 shares of Series A Convertible Preferred Stock	$—	$1,923,468
Decrease in accounts payable related to deferred offering costs	$—	$(981,069)
Issuance of 981,676 shares of common stock for beneficial conversion feature of Series A Convertible Preferred Stock	$—	$1,472,514
Issuance of 1,393,618 shares of common stock for deferred offering costs	$—	$6,968,090
Issuance of 2,750,114 shares of common stock as part of the consideration of acquisitions of businesses	$—	$7,266,078
Issuance of 95,000 shares of common stock as part of the repayment of notes payable	$—	$475,000
Issuance of 6,566 shares of common stock upon the conversion of convertible debt upon the IPO	$—	$26,265
Issuance of 819,000 shares of common stock for services rendered	$—	$1,286,180
Settlement of conversion rights	$—	$433,894

Reconciliation of Cash and Restricted Cash
Cash	$1,442,901	$959,604
Restricted Cash	2,137,707	1,484,223
Cash and Restricted Cash	$3,580,608	$2,443,827

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

La Rosa Holdings Corp. (the “Company”), incorporated in Nevada on June 14, 2021, is a holding company for six agent-centric, technology-integrated, cloud-based, multi-service real estate segments. The Company generates revenue primarily by providing person-to-person residential and commercial real estate brokerage services to the public. In addition, the Company cross sells ancillary technology-based products and services to sales agents and the sales agents associated with the Company’s franchisees. The business is organized based on the services provided internally to agents and to the public, which are residential and commercial real estate brokerages, franchising services, real estate brokerage education and coaching, and property management services.

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

Liquidity – Going Concern and Management’s Plans

On December 31, 2024, the Company had a cash balance of $1,442,901 and negative working capital of $4,026,469.

On February 20, 2024, the Company entered into securities purchase agreements with an accredited investor for the issuance of a 13% senior secured promissory note with a principal amount of $1,052,632 and a purchase price of $1,000,000 after an original issue discount of $52,632. The note was convertible into shares of the Company’s Common Stock at the option of the lender.

On April 1, 2024, the Company entered into securities purchase agreements with the same accredited investor for the issuance of a 13% senior secured promissory note with a principal amount of $1,316,000 and a purchase price of $1,250,200 after an original issue discount of $65,800.

On July 16, 2024, the Company entered into a third securities purchase agreements with the same accredited investor for the issuance of a 13% senior secured promissory note with a principal amount of $468,000 and a purchase price of $444,600 after an original issue discount of $23,400. The note was convertible into shares of the Company’s Common Stock at the option of the lender. The promissory notes began amortizing five months after the date of each loan, with full maturity occurring twelve months after the date of each loan.

On September 25, 2024, the Company entered into an agreement to amend the three Senior Secured Promissory Notes entered into in February, April, and July of 2024. The amendment extended the maturity date for all three notes to August 1, 2025, and delayed payments until February 1, 2025. See Note 6 — Borrowings and Note 15 — Subsequent Events for additional information.

In May 2024, we entered into a standard merchant cash advance agreement where we sold in the aggregate $761,250 in future receipts of the Company for $500,000. Until the purchase price has been repaid, the Company agreed to pay lender $23,000 per week.

In August 2024, we received $725,000 in net proceeds, excluding equity issuance costs of approximately $25,000, by issuing 761,689 shares of common stock and a pre-funded warrant to purchase 509,498 shares of common stock pursuant to a securities purchase agreement with an institutional accredited investor, Brown Stone Capital Ltd., at a price equal to $0.59 per share.

In September 2024, we entered into a promissory note for the principal amount of $200,000. The promissory note bears interest at 12.5% per annum. The note is payable in three monthly installments of $75,000, beginning on November 1, 2024, with subsequent payments due on December 1, 2024, and January 1, 2025. Note 15 — Subsequent Events for additional information.

On November 1, 2024, the Company entered into a securities purchase agreement with an institutional accredited investor, Abri Advisors, Ltd. (“Abri”), pursuant to which the Company agreed to issue and sell to Abri, up to 1,335,826 shares of Common Stock and/or pre-funded warrants to purchase shares of Common Stock, at a price equal to $0.3743 per share. The Company also granted Abri piggy-back registration rights and entered into a registration rights agreement with respect to the securities being issued in this financing. The closing took place on November 1, 2024 and the Company issued Abri 936,264 shares of Common Stock and a pre-funded warrant to purchase 399,562 shares of Common Stock. The Company received net proceeds of $480,000 on the closing date, after deducting offering expenses.

Furthermore, during the period required to achieve substantially higher revenue in order to become profitable, we will require additional funds that might not be readily available or might not be on terms that are acceptable to us, or at all. Until such time that we fully implement our growth strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. As such, we anticipate that our existing working capital, including cash on hand and cash generated from operations, will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of this Annual Report on Form 10-K. The Company will be required to raise additional capital to service the remaining note and to fund ongoing operations.

On October 10, 2024, the Company received a letter from Nasdaq notifying the Company that it was no longer in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Nasdaq has granted the Company 180 calendar days, or until April 8, 2025, to regain compliance with the Bid Price Rule. On April 9, 2025, Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until October 6, 2025, to regain compliance. If the Company does not regain compliance with the Bid Price Rule by October 6, 2025, or if the Company fails to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

On February 4, 2025, the Company and an institutional investor (the “Investor”) entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company issued to the Investor: (i) a Senior Secured Convertible Note in the original principal amount of $5,500,000 which matures on February 4, 2027 (the “Initial Note”); and (ii) sixteen (16) warrants (“Incremental Warrants”), each to purchase additional Notes in an original principal amount up to $2,500,000 at an exercise price of $2,256,250, in substantially the same form as the Initial Note and together with the Initial Note, the “Notes”). The purchase price paid by the Investor under the SPA for the Initial Note and Incremental Warrants was $4,963,750.

The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Furthermore, during the period required to achieve substantially higher revenue in order to become profitable, the Company will require additional funds that might not be readily available or might not be on terms that are acceptable to the Company. Until such time that the Company fully implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. As such, the Company anticipates that its existing working capital, including cash on hand, and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the consolidated financial statements. The Company will be required to raise additional capital to service the remaining note and to fund ongoing operations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures in the accompanying notes. The Company’s significant estimates relate to revenue recognition, business combinations, asset impairments, stock-based compensation, and income taxes.

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

Accounts Receivable and Allowance for Credit Losses

The Company’s trade accounts receivable consist of balances due from agents, tenants, franchisees, and commissions for closings and are presented on the consolidated balance sheet net of the allowance for credit losses. The allowance is determined by a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment of the financial condition of the debtor. Receivables are written off once they are deemed uncollectible, which may arise when the debtor is deemed unable to pay the amounts owed to the Company. The allowance for credit losses was $166,504 as of December 31, 2024. The allowance for credit losses was $83,456, including $35,360 from the six acquisitions acquired in the fourth quarter of 2023, as of December 31, 2023. Estimates of uncollectible accounts receivable are recorded to general and administrative expense.

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

Long-lived Assets Including Acquired Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value. There have not been any impairments of long-lived assets for the years ended December 31, 2024 and 2023.

Intangible assets are stated at cost less accumulated amortization and accumulated impairment, if any. Amortization is calculated on a straight-line basis over the estimated useful lives of the definite-lived intangible assets, as follows:

Useful Life
Franchise agreement	10 to 11 years
Agent relationships	8 to 11 years
Real estate listings	1 year
Non-compete agreements	4 years

Business Combinations

The Company completed a number of acquisitions during 2024 and 2023 and will acquire additional businesses in the future. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided and may consist of cash, equity, or a combination of the two, in a business combination to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies.

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

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Goodwill is not amortized but tested for impairment annually or more frequently if certain circumstances indicate a possible impairment may exist. The Company recognized goodwill for the first time in the fourth quarter of 2023. The Company performed a qualitative assessment as of October 1, 2024 and determined it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment included, but is not limited to, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel, and the Company’s share price. The result of this assessment determines whether it is necessary to perform a quantitative goodwill impairment test. As a result of this assessment the Company has determined that there is impairment in goodwill as of December 31, 2024 and it has recorded a $787,438 impairment charge against goodwill.

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

Coaching Services

The Company provides mandatory training and guidance to newly licensed agents for their first four sales transactions. For each of the four transactions the newly licensed agents completes, La Rosa Coaching earns 7% for the brokerage who sponsors the agent, which may be La Rosa Realty, earns 10% of the commission. Coaches also provide optional special education services throughout the year to agents.

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

Title Settlement and Insurance

The Company provides title services Revenue from title insurance premiums is recognized at the closing of the real estate transaction, when the title insurance policy is issued and the performance obligation is satisfied. Fees for title searches, escrow services, and other related services are recognized as the services are performed. Any advance payments received are recorded as deferred revenue until the related services are completed.

See Note 12 — Segments for additional information on revenue from contracts with customers.

Cost of Revenue

Cost of revenue consists primarily of agent commissions less fees paid by the agents owed to the Company, disbursements to property owners under property management, and the cost of interchange and other fees for credit card processing services.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2024 and 2023 was $272,059 and $89,501, respectively, and included in sales and marketing expenses in the consolidated statements of operations.

Debt Discounts and Debt Issuance Costs

Debt discounts and costs incurred in connection with obtaining new debt financing are deferred and amortized over the life of the related financing. Debt discounts and deferred costs are recognized as a direct reduction in the carrying amount of the debt instrument on the consolidated balance sheets and are recognized on the consolidated statements of operations to amortization of financing fees over the term of the related debt using the effective interest method. For the years ended December 31, 2024 and 2023, the Company recorded amortization of debt discounts and debt issuance costs of $649,138 and $1,016,644, respectively. Upon abandonment of a pending financing transaction, the related deferred financing costs are charged to expense.

Deferred Offering Costs

The Company capitalized certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital. Should the planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. On October 12, 2023 the Company completed its IPO and incurred offering expenses of $2,544,459, which were recorded against the proceeds received from the IPO. There were no deferred offering costs for the year ended December 31, 2024 or 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

See Note 9 — Equity Incentive Plan for additional information.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment, to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the chief operating decision maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification 280, Segment Reporting, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. We adopted ASU No. 2023-07 effective December 31, 2024. As a result we have included additional information related to the required disclosures within Note 12 to our consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses, which requires public entities to provide disaggregated disclosure of certain income statement expense captions within the footnotes to the financial statements. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. We are currently evaluating the impact ASU 2024-03 will have on our consolidated financial statements.

In November 2024, the Financial Account Standards Board (FASB), issued Accounting Standards Update (ASU) 2024-04, Debt-Debt with Conversions and Other Option. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements.

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

The Company determined that during the years ended December 31, 2024 and 2023 certain instruments qualified as derivative liabilities and are recorded at fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings. The fair value of these instruments was computed using the Black Scholes model, incorporating transaction details such as the assumed price of the Company’s Common Stock at an initial public offering, contractual terms, maturity and risk-free rates, as well as assumptions about future financings, volatility, and holder behavior.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows:

	As of December 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,607,544	$1,607,544	$-	$-	$-	$-

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2024 and 2023:

	2024	2023
Beginning Balance – January 1,	$-	$1,022,879
Issuance of derivative liability	269,038	7,500
Cash paid to settle derivative liability	-	(7,500)
Issuance of common stock related to the derivative liability	-	(450,000)
Extinguishment of derivative liability	-	(433,894)
Change in fair market value	1,338,506	(138,985)
Balance – December 31,	$1,607,544	$-

Note 3 — Business Combinations

During 2024, the Company acquired majority ownership of the following franchisees and affiliates of the Company: La Rosa Realty Winter Garden LLC, Las Rosa Realty Georgia LLC, La Rosa Realty California, La Rosa Realty Lakeland LLC, La Rosa Realty Success LLC, BF Prime LLC, and La Rosa Realty Beaches LLC & La Rosa Realty Baxpi. All six franchises engage mostly in the residential real estate brokerage services to the public primarily through sales agents and also provide coaching and support services to agents on a fee basis. In addition, the company has acquired Nona Title Agency LLC (rebranded FPG Title).

The acquisitions were accounted for using the acquisition method of accounting, which requires that the assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date.

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

The acquisitions were accounted for using the acquisition method of accounting, which requires that the assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date.

The following table summarizes the purchase consideration and the purchase price allocation to the estimated fair values of the identifiable assets acquired and liabilities assumed for the eight acquisitions for the year ended December 31, 2024:

	Winter Garden	Georgia	California	Lakeland	Success	BF Prime	Nona Title	Beaches & Baxpi	Total
Acquired ownership	100%	51%	51%	51%	51%	100%	100%	100%
Acquisition date	2/21/2024	3/7/2024	3/15/2024	4/18/2024	5/25/2024	8/19/2024	8/21/2024	12/31/2024
Common stock issued	268,858	276,178	1,387	514,939	56,375	39,739	461,154	1,227,698	2,846,328

Cash consideration	$—	$—	$—	$50,000	$10,000	$5,890	$174,580	$100,000	$340,470
Equity consideration	352,204	516,453	123,113	823,903	68,778	44,111	484,212	1,036,177	3,448,951
Total purchase price	$352,204	$516,453	$123,113	$873,903	$78,778	$50,001	$658,792	$1,136,177	$3,789,421
Noncontrolling interest	—	496,200	118,285	839,632	75,689	—	—	—	1,529,806
Acquisition date fair value	$352,204	$1,012,653	$241,398	$1,713,535	$154,467	$50,001	$658,792	$1,136,177	$5,319,227

Purchase price allocation	$352,204	$1,012,653	$241,398	$1,713,535	$154,467	$50,001	$658,792	$1,136,177	$5,319,227
Less fair value of net assets acquired:
Cash	17,623	79,553	1,436	32,935	171	4,542	129,157	11,461	276,878
Working capital (less cash)	(17,148)	(54,991)	(45,027)	(59,325)	(21,323)	(3,817)	(128,306)	(24,562)	(354,499)
Intangible assets	171,767	446,657	111,202	815,411	104,798	9,632	103,074	451,144	2,213,685
Long-term assets	—	91,118	106,542	129,521	22,697	14,545	—	—	364,423
Long-term liabilities	—	(98,641)	(69,449)	(94,591)	(8,236)	(7,500)	-	-	(278,417)
Net assets acquired	172,242	463,696	104,704	823,951	98,107	17,402	103,925	438,043	2,222,070
Goodwill	$179,962	$548,957	$136,694	$889,584	$56,360	$32,599	$554,867	$698,134	$3,097,157

The classes of intangible assets acquired and the estimated useful life of each class is presented in the table below for the eight acquisitions:

	Winter Garden	Georgia	California	Lakeland	Success	BF Prime	Nona Title	Beaches & Baxpi	Total
Franchise agreement (10 to 11 years)	$146,990	$356,200	$92,367	$511,453	$48,302	$7,771	$—	$343,318	$1,506,401
Agent relationships (8 to 11 years)	—	43,447	7,657	147,455	—	—	103,074	91,869	393,502
Real estate listings (1 year)	22,239	37,310	10,417	129,847	55,228	1,526	—	9,390	265,957
Non-compete agreements (4 years)	2,538	9,700	761	26,656	1,268	335	—	6,566	47,824
Total identifiable intangible assets acquired	$171,767	$446,657	$111,202	$815,411	$104,798	$9,632	$103,074	$451,143	$2,213,684

The following table summarizes the purchase consideration and the purchase price allocation to the estimated fair values of the identifiable assets acquired and liabilities assumed for the six acquisitions for the year ended December 31, 2023:

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

The purchase consideration of North Florida was comprised of both equity and cash. In accordance with the terms of the purchase agreement, the cash consideration of $300,000 is to be paid over an eight-month period beginning January 2024, with two thirds of the balance was paid in August 2024. The remaining cash consideration has been accrued as of December 31, 2024. The cash commitment does not include any contingencies.

Goodwill generated from the acquisition is primarily attributable to expected synergies from future growth and strategic advantages provided through expansion and is not expected to be deductible for income tax purposes.

The classes of intangible assets acquired and the estimated useful life of each class is presented in the table below for the six acquisitions:

	Lake Nona	Kissimmee	CW Properties	Premier	Orlando	North Florida	Total
Franchise agreement (10 to 11 years)	967,107	1,199,274	359,201	234,485	402,351	580,663	3,743,081
Agent relationships (8 to 11 years)	86,688	327,123	37,068	—	71,901	—	522,780
Real estate listings (1 year)	82,016	116,550	31,277	23,456	25,128	20,371	298,798
Non-compete agreements (4 years)	36,330	57,214	11,214	5,319	18,417	12,430	140,924
Total identifiable intangible assets acquired	1,172,141	1,700,161	438,760	263,260	517,797	613,464	4,705,583

The amounts of revenue, cost of revenue, gross profit, and loss from operations before income taxes of the eight and six acquisitions, respectively, included in the Company’s Consolidated Statement of Operations from the date of the acquisition for the years ended December 31, 2024 and 2023 are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Revenue	$9,872,020	$4,585,978
Cost of revenue	$8,944,685	$4,232,694
Gross profit	$927,517	$353,284
Loss before provision for income taxes	$150,410	$(1,823)
Weighted average shares used in computing net loss per share of common stock	20,222,347	9,799,084

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

The unaudited pro forma financial information is presented in the table below for the years ended December 31, 2024 and 2023:

	Twelve Months Ended
	December 31,
	2024	2023
Revenue	$71,938,934	$69,988,585
Cost of revenue	$65,484,111	$63,914,041
Gross profit	$6,454,823	$6,074,544

Loss before provision for income taxes	$(14,499,740)	$(9,355,251)
Loss per share of common stock attributable to common stockholders, basic and diluted	$(0.79)	$(0.74)
Weighted average shares used in computing net loss per share of common stock attributable to common stockholders	19,976,390	12,660,886

Note 4 — Goodwill and Intangible Assets

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company recognized goodwill for the first time in the fourth quarter of 2023; as such, the Company first tested for impairment in the fourth quarter of 2024 the results of which follow.

Impairment test

During the fiscal fourth quarter of 2024, we determined that a triggering event occurred as a result of additional decline in operational estimates for franchises acquired, along with uncertainty for projected cash flows, and also further decreases in our stock price. Therefore, we performed a quantitative impairment test as of the first day of fiscal fourth quarter of 2024 for our reporting units with remaining goodwill.

The fair value of each reporting unit was estimated using a weighing of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our carrying value of equity for the reporting unit being tested.

The combined fair values for all reporting units were then reconciled to the aggregate market value of our shares of, common stock on the date of testing. Based on our most recent impairment test, eight of our reporting units’ fair values were below their respective carrying values. An impairment charge of $787,438 was recognized for the year ended December 31, 2025.

As a result of this quantitative testing, we evaluated other long-term assets for impairment utilizing the un-discounted cash flows and determined that all of the impairment was attributable to goodwill which is recorded as Impairment of Goodwill on our Consolidated Statements of Operation.

Additionally, following performance of the annual impairment test, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred. Accordingly, no further impairment charges were recognized during the fiscal year ended December 31, 2024.

The gross carrying amount of goodwill as of December 31, 2024 and December 31, 2023 was $8,012,331 and $5,702,612, respectively.

Changes in the carrying amount of goodwill are as follows:

	2024	2023
Balance, January 1	$5,702,612	$-
Additions	3,097,157	5,702,612
Impairment	(787,438)	-
Goodwill as of 12/31/2024	$8,012,331	$5,702,612

The components of purchased intangible assets were as follows:

	Weighted
	Average
	Remaining	December 31, 2024
	Amortization	Gross
	Period (in years)	Carrying Amount	Accumulated Amortization	Net Amount
Franchise agreement	9	5,249,482	467,138	4,782,344
Agent relationships	8	916,282	93,431	822,851
Real estate listings	0.3	564,756	472,543	92,213
Non-compete agreements	3	188,748	46,076	142,672
Total	9	$6,919,268	$1,079,188	$5,840,080

	Weighted
	Average
	Remaining	December 31, 2023
	Amortization	Gross
	Period (in years)	Carrying Amount	Accumulated Amortization	Net Amount
Franchise agreement	11	3,743,081	32,334	3,710,747
Agent relationships	8	522,780	8,692	514,088
Real estate listings	1	298,798	28,366	270,432
Non-compete agreements	4	140,924	3,742	137,182
Total	10	$4,705,583	$73,134	$4,632,449

The Company recorded $1,006,052 and $73,134 of amortization of the intangible assets during the years ended December 31, 2024 and December 31, 2023, respectively. Based on the intangible assets recorded at December 31, 2024, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Amortization
2025	$749,941
2026	657,711
2027	654,098
2028	611,917
2029	609,696
Thereafter	2,556,717
Total	$5,840,080

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

The Company leases its corporate office from an entity controlled by the Company’s CEO. The rent expense for the years ending December 31, 2024 and December 31, 2023 was $139,200 and $134,505, respectively. On July 1, 2023, the Company began leasing office space for its subsidiary, La Rosa Realty, from an entity owned by Joseph La Rosa, the Company’s CEO, and Michael La Rosa, the Company’s member of the Board. There is a written lease, which includes minimum monthly rent of $4,593, with a term ending in June 2025. In addition, the Company rents various office spaces and has acquired leases as part of it’s acquisition strategy.

Lease costs for the years ended December 31, 2024 and 2023 was $905,825 and $311,722, respectively, and included in general and administrative expenses in the consolidated statements of operations.

Supplemental cash flow information related to leases is as follows:

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$665,416	$94,655
Right-of-use assets obtained in exchange for lease liabilities	$883,652	$267,914

During the year ended December 31, 2024, the Company acquired seven franchisees and affiliates, of which five had remaining lease terms beyond twelve months, resulting in an increase of $417,228 in right-of-use assets and an increase in lease liabilities of $425,494. During the year ended December 31, 2023, the Company acquired six franchisees, of which four had remaining lease terms beyond twelve months, resulting in an increase of $644,498 in right-of-use assets and an increase in lease liabilities of $661,165.

Supplemental balance sheet information related to leases is as follows:

	December 31,	December 31,
	2024	2023
Assets:
Right-of-use assets	$997,715	$687,570
Liabilities:
Lease liability, current	473,733	340,566
Lease liability, noncurrent	545,759	363,029
	$1,019,492	$703,595

The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. The weighted average discount rate is 10%.

Future maturities on lease liabilities as of December 31, 2024, are as follows:

December 31,
2024
2025	$551,173
2026	380,954
2027	193,972
2028	18,450
2029	—
Total minimum lease payments	1,144,549
Less: imputed interest	(125,058)
Present value of lease obligations	1,019,492
Less: current portion	(473,733)
Long-term portion of lease obligations	$545,759

There were no leases with residual value guarantees.

Note 6 — Borrowings

Line of Credit

The Company has a line of credit with Regions Bank that allows for advances up to $150,000 with interest at the Prime Rate plus 4.75% with a floor of 4.75% and no maturity date. On December 31, 2024, the outstanding balance on the line of credit was $149,000 at a prime rate of 7.75% plus 4.75%, or 12.50%. On December 31, 2023, the interest rate was 13.25% and no amount was drawn under the facility. The line of credit is collateralized by Company assets.

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

On October 7, 2024, the Company entered into a Standard Merchant Cash Advance Agreement (the “Cedar Cash Advance Agreement”) with Cedar pursuant to which the Company sold to Cedar $616,250 of its future receivables, including cash, check, credit or debit card, electronic transfer, or other form of monetary payments from third parties (the “Receivables Purchased Amount”), for a purchase price of $425,000 less underwriting fees and expenses paid, or for net funds of $403,750 to the Company. The parties agreed that a portion of the proceeds equal to $301,250 were to be paid by the Company to Cedar pursuant to the May 20, 2024 cash advance agreement discussed above. This payment was accounted for as an extinguishment of this May 20, 2024 cash advance agreement debt and the Company recorded a loss of $54,829 representing the remaining unamortized deferred financing costs and discount. Pursuant to the Cedar Cash Advance Agreement, Cedar was expected to withdraw $15,400 a week directly from the Company’s bank account until the Receivables Purchased Amount due to Cedar under the Cedar Cash Advance Agreement is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, could demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. To guarantee the Company’s satisfaction of its obligations under the Cedar Cash Advance Agreement, the Company granted Cedar a security interest in all its accounts, including deposit accounts and accounts receivable and proceeds.

On October 7, 2024, the Company, entered into a Standard Merchant Cash Advance Agreement (the “Arin Cash Advance Agreement”) with Arin Funding LLC (“Arin”) pursuant to which the Company sold to Arin $588,000 of its future receivables for the sale of its goods and services (the “Receivables Purchased Amount”), for a purchase price of $420,000 less fees and expenses paid, or for net funds of $400,000 to the Company. Pursuant to the Arin Cash Advance Agreement, Arin was expected to withdraw $15,474 a week directly from the Company’s bank account until the Receivables Purchased Amount due to Arin under the Arin Cash Advance Agreement was paid in full. In the event of a default (as defined in the Arin Cash Advance Agreement), Arin, among other remedies, could demand payment in full of all amounts remaining due under the Arin Cash Advance Agreement. To guarantee the Company’s satisfaction of its obligations under the Arin Cash Advance Agreement, the Company granted Arin a security interest in all its accounts, including, but not limited to, deposit accounts, accounts receivables, other receivables, chattel paper, documents, equipment, general intangibles, instruments and inventory.

During the years ended December 31, 2024 and 2023, non-cash interest expense of $391,836 and $256,080, respectively, was recorded from the amortization of the debt discount and the debt issuance costs. As of December 31, 2024, the remaining gross balance of the Cash Advance was $833,766, with a remaining unamortized discount of $215,085, for a net balance of $618,861, which was fully repaid in February 2025. As of December 31, 2023, the remaining gross balance of the Cash Advance was $84,463 and a net carrying value of $77,042, which was fully repaid in January 2024.

Notes Payable-Senior Secured Promissory Notes

On February 20, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $1,052,632 with a maturity date twelve months from the issue date. The note had an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 67,000 shares of the Company’s common stock as a commitment fee, a warrant to purchase 120,000 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 95,000 shares of the Company’s common stock with an exercise price of $2.25. The second warrant would only become exercisable if the note was not fully paid on or before the maturity date, at which point the warrant was exercisable until the five-year anniversary of the vesting date. The second warrant would be cancelled and extinguished if the note was fully paid on or before the note maturity date. The investor also had a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note were convertible into shares of the Company’s common stock at a conversion price of $2.50 per share unless the Company failed to make an amortization payment when due, in which case the conversion price would be the lower of $2.50 or 85% of the lowest volume weighted average price (VWAP) of the shares prior to five days of the conversion. The proceeds of the note were used for business development and general working capital purposes. In connection with this financing, the Company also issued to its placement agent, Alexander Capital L.P. (“Alexander Capital”), a 5-year warrant to purchase 21,053 shares of the Company’s common stock at an exercise price of $1.50 per share. During the year ended December 31, 2024, the investor converted $69,534 of accrued interest and $746,440 of principal to 881,130 shares of common stock.

On April 1, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $1,316,000 with a maturity date twelve months from the issue date. The note had an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 50,000 shares of the Company’s common stock as a commitment fee, a warrant to purchase 150,000 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 152,300 shares of the Company’s common stock with an exercise price of $2.25. The second warrant would only become exercisable if the note was not fully paid on or before the maturity date, at which point the warrant was exercisable until the five-year anniversary of the vesting date. The second warrant would be cancelled and extinguished if the note is fully paid on or before the note maturity date. The investor also had a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note were convertible into shares of the Company’s common stock at a conversion price of $2.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price would be the lower of $2.50 or 85% of the lowest VWAP of the shares prior to five days of the conversion. The proceeds of the note were used for business development and general working capital purposes. During the year ended December 31, 2024, the investor converted $71,713 of accrued interest to 53,100 shares of common stock.

On July 16, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $444,600 with a maturity date twelve months from the issue date. The note had an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 29,800 shares of the Company’s common stock as a commitment fee, a warrant to purchase 53,700 shares of the Company’s common stock with an exercise price of $3.00, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 54,200 shares of the Company’s common stock with an exercise price of $2.25. The second warrant only became exercisable if the note was not fully paid on or before the maturity date, at which point the warrant was exercisable until the five-year anniversary of the vesting date. The second warrant would be cancelled and extinguished if the note was fully paid on or before the note maturity date. The investor also had a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note were convertible into shares of the Company’s common stock at a conversion price of $2.50 per share unless the Company failed to make an amortization payment when due, in which case the conversion price would be the lower of $2.50 or 85% of the lowest VWAP of the shares prior to five days of the conversion. The proceeds of the note were used for business development and general working capital purposes.

The Company evaluated the terms of the securities purchase agreements and determined that the commitment shares and the first warrants were freestanding instruments. The Company determined the commitment shares were to be classified as equity, which are initially recorded at fair value with no subsequent remeasurement. The Company determined that the first warrants were classified as a derivative liability, which were initially recorded at fair value with changes in fair value recorded in earnings. The second warrants and certain terms within the debt notes were contingent upon certain possible events that were within the Company’s control. The Company determined that the contingencies were not probable and, as such, were not recorded as contingent liabilities.

The Company incurred issuance costs that were directly attributable to issuing the debt instruments in the amount of $346,248, which included placement fees of $202,518 paid to Alexander Capital. Of the debt issuance costs, $326,879 was paid in cash and the remainder was the value of a warrant issued to Alexander Capital. The Company determined that the warrant issued to Alexander Capital was classified as equity. The issuance costs were not specifically related to any instrument within the transactions and, as such, were allocated in the same proportion as the proceeds were allocated to each of the debt transactions, the committed shares, and the warrants.

On September 25, 2024, the Company entered into an agreement to amend the three Senior Secured Promissory Notes entered into in February, April, and July of 2024. The amendment extended the maturity date for all three notes to August 1, 2025, and delayed payments until February 1, 2025. In lieu of all payments required under the original notes, $250,000 per month will be paid beginning February 1 and each month after, until all three notes were paid in full. In addition, $200,000 was paid on September 30, 2024 and applied to the February note. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss of $722,729. The Company had accrued interest on the notes totaling $264,490 as of December 31, 2024.

Notes Payable-Promissory Note

On September 27, 2024, the Company entered into a promissory note payable whereby the Company borrowed $200,000 bearing interest at 12.5% per annum. The note was payable in three monthly installments of $75,000. The proceeds of the note were used to pay down the convertible note entered into in February discussed above. The remaining balance on the note as of December 31, 2024 was $148,725.

Notes Payable-Economic Injury Disaster Loans

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

Future maturities of Economic Injury Disaster Loans as of December 31, 2024, were as follows:

December 31,
Economic Injury Disaster Loans-Future Maturities	2024
2025	$5,900
2026	5,900
2027	5,900
2028	5,900
2029	5,900
2030	5,900
Thereafter	612,230
Total	$647,630

Total Notes Payable as of December 31, 2024 and December 31, 2023 were as follows:

	December 31,	December 31,
Notes Payable	2024	2023
Senior secured promissory note (SSPN) #1	$106,192	$—
Senior secured promissory note #2	1,316,000	—
Senior secured promissory note #3	468,000	—
Promissory note	148,725	—
Economic injury disaster loans (EIDL)	647,630	619,527
Acquisition Settlement Agreement	976,190	—
Total	3,662,736	619,527

Current portion:
Less: current portion-SSPNs	(1,890,192)	—
Less: current portion-Promissory note	(148,724)	—
Less: current portion-EIDL	(5,900)	(4,400)
Acquisition Settlement Agreement	(142,857)	—
Notes payable, net of current	$1,475,064	$615,127

Securities Purchase Agreement

On February 4, 2025, the Company and an institutional investor entered into a Securities Purchase Agreement, pursuant to which the Company issued to the investor a Senior Secured Convertible Note in the original principal amount of $5,500,000 which matures on February 4, 2027. The purchase price paid by the investor under the agreement was $4,963,750. The $4,963,750 in gross proceeds from the offering was used by the Company to retire certain indebtedness of the Company. For further information about the agreement see Note 15 — Subsequent Events.

Note Payable satisfied in 2023-Unsecured subordinated promissory note

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

Convertible Notes

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

In addition, on August 7, 2024, the Company, entered into a securities purchase agreement with an institutional accredited investor, Brown Stone Capital Ltd., pursuant to which the Company agreed to issue up to 3,051,336 shares of the Company’s common stock, and/or pre-funded warrants to purchase shares of common stock, at $0.59 per share. The discount related to the shares purchased by Brown Stone resulted in a deemed dividend of $434,163. Pursuant to this agreement, on August 12, 2024, the Company issued 761,689 shares of common stock. In accordance with the full ratchet antidilutive terms tied to Emmis Capital II, LLC and Joseph La Rosa’s warrants, the warrants were adjusted to reflect the strike price of the common stock issued to Brown Stone Capital Ltd., and the number of shares covered by each of the warrants increased to 847,458, in the aggregate. The difference in the fair value between each warrant immediately before and after the trigger was, in aggregate, $485,876, which is considered a deemed dividend. These two transactions increased the basic net loss per share for common stockholders for the year ended December 31, 2024.

At December 31, 2024, warrants outstanding that have vested and are expected to vest are as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	4,041,321	$0.64	3.8	$1,846,047
Expected to vest	—	—	—	—
Total	4,041,321	$0.56	4.2	$1,846,047

Additional information with respect to warrant activity:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance — December 31, 2022	140,000	$9.29
Granted	50,000	5.50
Exercised	—	—
	—	—
Balance — December 31, 2023	190,000	$1.10
Granted	646,253	0.38
Grants pursuant to a ratchet provision	3,205,068	$0.38
Balance — December 31, 2024	4,041,321	$0.56

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

During the fiscal years ended December 31, 2024 and 2023, there was no unrecognized expense related to warrants. Unrecognized amortization of financing fees related to warrants granted in 2022 totaled $149,995, all of which was recognized in 2023. There was no unrecognized amortization of financing fees related to warrants in 2024.

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

The weighted average fair value of warrants granted and the assumptions used in the Black-Scholes model are set forth in the table below.

	December 31,	December 31,
	2024	2023
Weighted average fair value	$0.87	$2.96
Dividend yield	—	—
Expected volatility factor	72.7%	69.6%
Risk-free interest rate	4.3%	4.7%
Expected life (in years)	5.5	5.0

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

During 2024, $891,064 worth of principal and interest related to the first and second senior secured promissory notes were paid down through the issuance of 934,230 restricted common stock. Additionally, $150,000 worth of accounts payable was paid down through the issuance of 230,202 shares of restricted common stock.

During 2024, the Company issued 761,689 shares of restricted common stock and 509,498 in prefunded warrants in order to raise capital. The pre-funded warrants were exercised by quarter end. The restricted shares were granted at $0.59 per share and the pre-funded warrants were issued at $0.65 per share.

In September 2024, the Company executed a consulting agreement to receive certain investor relations services. As part of the agreement, the Company issued 230,769 shares of unregistered, restricted commons stock, which were issued on September 23, 2024 and valued at $0.65 per share.

During 2024, the Company purchased seven entities. A portion of the purchase price for all of the entities were settled by the issuance of an aggregate of 1,618,630 unregistered, restricted shares of the Company’s common stock. See Note 3— Business Combinations for additional information.

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

Note 9 — Equity Incentive Plan

On January 10, 2022, the Company adopted the La Rosa Holdings Corp. 2022 Equity Incentive Plan (the “2022 Plan”) pursuant to which a maximum of 5,000,000 shares of Common Stock of the Company were authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units and performance shares. Persons eligible to receive awards under the 2022 Plan include employees, consultants, and directors of the Company. The plan is administered by the Compensation Committee of the Board of Directors. On October 20, 2023, the Company filed a Form S-8 to register the securities in the 2022 Plan. As of December 31, 2024, there are 7,031,674 shares available for issuance.

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

The Company recorded stock-based compensation related to options of $3,267,088 and $1,816,188 for the year ended December 31, 2024 and 2023, respectively. The Company did not realize any tax benefits associated with share-based compensation for the years ended December 31, 2024 and 2023, as the Company recorded a valuation allowance on all deferred tax assets.

At December 31, 2024, options outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	3,766,740	$1.58	9.2	$104,460
Expected to vest	140,000	1.10	9.5	—
Total	3,906,740	$1.56	9.2	$104,460

Additional information with respect to stock option activity:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2022	80,000	$5.00
Granted	1,312,125	1.84
Expired or forfeited	—	—
Balance — December 31, 2023	1,392,125	$2.02
Granted	3,133,185	1.36
Expired or forfeited	(618,570)	1.78
Balance — December 31, 2024	3,906,740	$1.56

The weighted average fair value and the assumptions used in calculating the stock options granted during fiscal year 2024 and 2023 were based on estimates at the date of grant as follows:

	December 31,	December 31,
	2024	2023
Weighted average fair value	$1.04	$1.36
Dividend yield	—	—
Expected volatility factor	68.5%	67.2%
Risk-free interest rate	4.1%	4.3%
Expected life (in years)	9.6	9.0

For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation for employees awards of $3.292 million and $3.814 million, respectively. The Company did not realize any tax benefits associated with share-based compensation for these periods, as the Company recorded a valuation allowance on all deferred tax assets.

As of December 31, 2024, unrecognized compensation expense related to stock option awards totaled $92,892. As of December 31, 2023, there was no unrecognized compensation expense related to stock option awards.

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

For the years ending December 31, 2024 and 2023, the Company recorded $23,144 and $1,820,741, respectively, of share-based compensation expense related to the RSUs. For the years ending December 31, 2024 and 2023, unrecognized compensation expense related to the awards was $86,722 and $1,753, respectively.

The Company did not realize any tax benefits associated with share-based compensation for the years ending December 31, 2024 and 2023, as the Company recorded a valuation allowance on all deferred tax assets.

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

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been antidilutive:

	As of
	December 31,
	2024	2023
Warrants	5,853,704	1,425,826
Options	3,906,740	1,132,675
Restricted stock units	94,936	—
Future equity shares	—	—
Total	9,855,380	2,558,501

Note 11 — Income Taxes

The benefit from income taxes was as follows:

	December 31,
	2024	2023
Current
U.S. Federal	$—	$—
State and local	—	—
	$—	$—
Deferred
U.S. Federal	$(2,423,582)	$(1,496,475)
State and local	(695,810)	(435,450)

Valuation Allowance	3,119,392	1,931,925
	$—	$—
Total
U.S. Federal	$—	$—
State and local	—	—
	$—	$—

A reconciliation of the provision for income taxes with the amounts computed by applying the Federal income tax rate to income from operations before the provision for income taxes is as follows for the years ended December 31, 2024 and 2023:

	2024	2023
U.S. federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	4.51	4.49
Permanent items	(1.97)	(0.05)
Prior year true-up	—	—
Valuation allowance	(21.74)	(24.50)
Other	(1.8)	(0.94)
Effective income tax rate	0%	0%

The components of deferred tax assets (liabilities) were as follows:

	December 31,
	2024	2023
Net operating loss carryforwards	$3,085,132	$1,251,958
Stock compensation	2,550,588	1,351,444
Basis adjustment on acquired assets	(1,157,639)	(1,043,064)

Right of use assets	(252,920)	(174,299)
Lease liability	258,441	178,362
Goodwill	51,036	—
Allowance for credit losses	33,356	5,374
Charitable contributions	14,126	7,528
Deferred tax assets, before valuation allowance	4,582,120	1,577,303
Valuation allowances	(4,582,120)	(1,577,303)
Deferred tax assets, net of valuation allowance	$0	$0

A reconciliation of the beginning and ending amount of deferred income tax valuation allowance were as follows:

	December 31,
	2024	2023
Beginning balance of deferred income tax valuation allowance	$(1,577,303)	$(688,442)
Increase in valuation allowance	(3,119,392)	(1,931,925)
Decrease in valuation allowance – purchase accounting	114,575	1,043,064
Ending balance of deferred income tax valuation allowance	$(4,582,120)	(1,577,303)

As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $12.0 million and state net operating loss carryforwards of approximately $12.9 million which can be carried forward indefinitely. As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $5.1 million and state net operating loss carryforwards of approximately $5.3 million. Deferred tax assets for net operating loss carryforwards are fully offset by a valuation allowance.

We have taken current and potential future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of federal tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which our deferred tax assets are deductible, we believe it is more likely than not that we will not realize the benefits of these deductible differences. We have recorded a valuation allowance for deferred tax assets of $4,582,120 and $1,577,303 as of December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

Note 12 — Segments

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and annually regarding significant and material aspects regarding revenue, related cost of revenue and general and administrative expense. All material operating sub-units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics and nature of services.

The Company has determined that the assets of the reporting segments, which consist primarily of cash, accounts receivable and intangible assets, do not provide operationally significant information due to the service nature of the business segments.

The Company’s business is organized into six material reportable segments which aggregate 100% of revenue:

1)	Real Estate Brokerage Services (Residential)

2)	Franchising Services

3)	Coaching Services

4)	Property Management

5)	Real Estate Brokerage Services (Commercial)

6)	Title Settlement and Insurance

The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. The following represents the information for the Company’s reportable segments for the years ended December 31, 2024 and 2023, respectively.

	2024	2023
Revenue by segment
Real Estate Brokerage Services (Residential)	$57,024,911	$20,450,348
Franchising Services	329,069	883,606
Coaching Services	568,516	628,846
Property Management	11,115,368	9,680,688
Real Estate Brokerage Services (Commercial)	327,912	115,916
Title Settlement and Insurance	83,010	-
	$69,448,786	$31,759,404
Cost of goods sold by segment
Real Estate Brokerage Services (Residential)	$51,684,882	$18,764,157
Franchising Services	488,136	472,309
Coaching Services	310,288	330,365
Property Management	10,774,162	9,350,248
Real Estate Brokerage Services (Commercial)	238,039	1,157
Title Settlement and Insurance	-	-
	$63,495,507	$28,918,236
Gross profit (loss) by segment
Real Estate Brokerage Services (Residential)	$5,340,029	$1,686,191
Franchising Services	(159,067)	411,297
Coaching Services	258,228	298,481
Property Management	341,206	330,440
Real Estate Brokerage Services (Commercial)	89,873	114,759
Title Settlement and Insurance	83,010	-
	$5,953,279	$2,841,168
G&A by segment
Real Estate Brokerage Services (Residential)	$10,414,191	$4,414,610
Franchising Services	20,112	(3,980)
Coaching Services	1,625	2,051
Property Management	52,264	41,205
Real Estate Brokerage Services (Commercial)	51,717	19,454
Title Settlement and Insurance	85,642	-
	$10,625,551	$4,473,340

In addition to the expenses from these segments corporate expenses were $9,677,724 and $6,191,591, which resulted in the net loss of $14,349,996 and $7,823,763 for the years ended December 31, 2024 and 2023, respectively.

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the years ended December 31:

	2024	2023
Performance obligations satisfied at a point in time	$56,169,461	$20,448,767
Performance obligations satisfied over time	13,279,325	11,310,637
Revenue	$69,448,786	$31,759,404

Note 13 — Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director.

Nasdaq Listing Rule

On October 10, 2024, the Company received a letter from Nasdaq notifying the Company that it was no longer in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq under the Bid Price Rule. Nasdaq has granted the Company 180 calendar days, or until April 8, 2025, to regain compliance with the Bid Price Rule. On April 9, 2025, Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until October 6, 2025, to regain compliance. If the Company does not regain compliance with the Bid Price Rule by October 6, 2025, or if the Company fails to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

Furthermore, on April 7, 2025, the closing price of our common stock was $0.17. Pursuant to Nasdaq Rule 5810(c)(3)(A)(iii), if the closing price of our common stock is $0.10 or less for 10 consecutive trading days, we will be issued a Staff Delisting Determination by Nasdaq. If we receive a Staff Delisting Determination Letter resulting from our common stock trading at or below $0.10 for 10 consecutive trading days, we will have 7 calendar days to request a hearing before a Nasdaq hearings panel to review the Staff Delisting Determination, which will determine the delisting of our common stock by Nasdaq. A hearing would then take place within 45 days of the hearing request to determine whether or not our common stock would be delisted. If, in the future, we receive a Staff Delisting Determination there can be no assurance that we would be successful in preventing a determination by the Nasdaq hearing panel that our stock will be delisted.

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

On July 19, 2024, LPT Realty, LLC commenced a civil action in the Ninth Judicial Circuit in Orange County, Florida against La Rosa Holdings Corp; Joseph La Rosa a/k/a Joe La Rosa; La Rosa Realty Lake Nona, Inc. n/k/a Nona Legacy Powered By La Rosa Realty, Inc.; & La Rosa Realty, LLC, seeking damages, reasonable royalty of all real estate transactions conducted by all the La Rosa defendants and injunctive relief for misappropriation of trade secrets as to all the defendants. The case was voluntarily dismissed on March 26, 2025.

On July 22, 2024, the Company’s subsidiary, Nona Legacy Powered by La Rosa Realty, Inc. commenced a civil action in the Ninth Judicial Circuit in Orange County, Florida against Olga Norkis Fernandez Valdez a/k/a Norkis Fernandez and LPT Realty, LLC. The plaintiff sought monetary damages caused by Norkis Fernandez due to the breach of contract and breach of fiduciary duty by Ms. Fernandez as well as injunctive relief against Ms. Fernandez. The plaintiff also sought damages against LPT Realty, LLC for tortious interference with a contractual relationship. The parties have signed a Mediated Settlement Agreement dated October 18, 2024, whereby the plaintiffs agreed to have the case dismissed with prejudice.

On October 2, 2024, FCA One Services LLC commenced a civil action in the Ninth Judicial Circuit in Orange County, Florida against Suncoasteam Realty LLC, Greg Boland, Silvia Beltran Martinez LLC, Silvia Beltran, and Nona Legacy Powered by La Rosa Realty, Inc., our subsidiary. The plaintiff alleged negligent misrepresentation in a real estate transaction. The case was settled by the parties on February 4, 2024, for immaterial amount without admission of any liability on the part of Nona Legacy Powered by La Rosa Realty, Inc. This case is now closed.

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

Note 14 — Related Party Transactions

The Company leases its corporate office from an entity controlled by the Company’s CEO. The rent expense for the years ending December 31, 2024 and 2023 were $142,602 and $134,505, respectively. There is no written agreement, and the rent is determined on a month-to-month basis. There are no future minimum rental payments, and the lease may be cancelled at any time by either party.

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

The Company repaid the outstanding balances on all of the above listed advances totaling $149,245 at the closing of the Company’s IPO on October 12, 2023.

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

Note 15 — Subsequent Events

Redemption Agreement

 On January 22, 2025, the Company, and an institutional accredited investor (the “Holder”), holding the warrants (the “Warrants”) exercisable for 2,446,634 shares of common stock of the Company (assuming a cash exercise of the warrants), entered into a warrant redemption and cancellation agreement (the “Redemption Agreement”).The Company and the Holder entered into the securities purchase agreements dated April 1, 2024, and July 16, 2024, respectively (the “Agreements”), pursuant to which the Company issued the Warrants.

Pursuant to the Redemption Agreement, the Company paid to the Holder $379,082.79 (the “Redemption Price”) in consideration of the redemption and cancellation of the 100% of the Warrants. Upon the Holder’s receipt of the Redemption Price, the Warrants were redeemed, cancelled and terminated in full.

Additionally, the Company and the Holder confirmed in the Redemption Agreement, that prior to January 22, 2025, (1) the First Warrants (as defined in the Agreements) issued by the Company to the Holder in February 2024 and July 2024 were fully exercised by the Holder, and (2) the Second Warrant (as defined in the Agreement) issued by the Company to the Holder in February 2024 was cancelled and extinguished in its entirety due to the full repayment of the Note (as defined in such warrant).

Securities Purchase Agreement

On February 4, 2025 (the “Closing Date”), the Company and an institutional investor (the “Investor”) entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company issued to the Investor: (i) a Senior Secured Convertible Note in the original principal amount of $5,500,000 which matures on February 4, 2027 (the “Initial Note”); and (ii) sixteen (16) warrants (“Incremental Warrants”), each to purchase additional Notes in an original principal amount up to $2,500,000 at an exercise price of $2,256,250, in substantially the same form as the Initial Note (“Incremental Notes” and together with the Initial Note, the “Notes”). The purchase price paid by the Investor under the SPA for the Initial Note and Incremental Warrants was $4,963,750.

The $4,963,750 in gross proceeds from the offering was used by the Company to pay-off certain indebtedness of the Company, pay certain outstanding fees and expenses (including expenses of the offering, and fees payable to the placement agent and advisors), acquisitions and general corporate purposes. Of the proceeds from the offering, $354,450 was paid to satisfy, in full, the remaining balance of the standard merchant cash advance agreements with Cedar Advance, LLC, $340,421 was paid to satisfy, in full, the remaining balance of the standard merchant cash advance agreement with Arin Funding, LLC and $910,250 was paid to satisfy, in full, the remaining balance of the senior secured promissory notes with an accredited investor.

Interest on the Note commenced accruing on the issuance date thereof at an annual rate of 12% per annum computed on the basis of a 360-day year and the actual number of days elapsed in each month and is payable in arrears for on the first trading day of each fiscal quarter with the first such date being April 1, 2025. Interest may be paid in certain limited conditions in shares of the Company’s Common Stock and shall otherwise be payable in cash.

Executive Equity Awards

On February 5, 2025, the Company issued the CEO an aggregate of 2,933,219 unregistered shares of common stock of the Company, par value $0.0001 per share (the “Shares”) as a compensation for the services rendered pursuant to his employment agreement with the Company.

 The Company issued the Shares to the CEO in reliance on exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), available to the Company under Section 4(a)(2) of the Securities Act due to the fact that the issuance did not involve a public offering of securities.

Equity Issuances

On January 17, 2025, the Company issued 399,562 shares of common stock as an exercise of a prefunded warrant which was part of the securities purchase agreement with an institutional accredited investor, Abri Advisors, Ltd., a corporation organized under the laws of Bermuda, agreed to on November 1, 2024.

On February 20, 2025, the Company entered into a consulting agreement pursuant to which the Company agreed to issue 1,723,530 shares of the Company’s common stock for services rendered.

On February 20 and 24, 2025, the Company entered into marketing agreements pursuant to which the Company agreed to issue 300,000 and 200,000 shares of the Company’s common stock, respectively, for services rendered.

On March 10, 2025, the company issued 39,780 shares to team leaders pursuant to independent contractor agreements signed in 2024.

On April 7, 2025, the Company entered into a marketing agreement pursuant to which the Company agreed to issue 250,000 shares of the Company’s common stock for services rendered.

In Q1 2025, the holder of our Senior Secured promissory notes converted 1,676,189 shares of the Company’s common stock as part of their First warrants and principal and interest conversions.

In Q1 2025, the company utilized their ATM and sold a total of 7,668,442 shares of the Company’s common stock.

The remaining 373,215 shares were made up of small quantity transactions that are not material enough to disclose separately, a portion of these shares are shares that vested from RSU’s grants.

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

As of December 31, 2024, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are ineffective, as we are a newly publicly traded company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls.

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer has identified a material weakness due to lack of segregation of duties, control environment and size and nature of cybersecurity staffing we have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level. A material weakness is a deficiency, or combination of deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The names, positions and ages of our non-independent directors and executive officers as of April 15, 2025 are as follows:

Name	Age	Position	Director Since
Joseph La Rosa	47	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer), Interim- Chief Financial Officer, (Principal Financial and Accounting Officer)	2021
Deana La Rosa	54	Chief Operating Officer	—
Alex Santos	42	Chief Technology Officer	—
Michael A. La Rosa	43	Director	2022
Lourdes Felix*	57	Independent Director	2024
Ned L. Siegel*	73	Independent Director	2022
Siamack Alavi*	61	Independent Director	2024

*	Member of the Audit Committee, of the Compensation Committee and of the Nominating and Corporate Governance Committee.

Joseph La Rosa is the Company’s Founder and has been serving as the Company’s President, Chief Executive Officer and the Chairman of the Board since August 2021 and of its five subsidiaries (La Rosa Realty, La Rosa Property Management, La Rosa CRE, La Rosa Coaching and La Rosa Franchising) since their inception. Since October 2025, Mr. La Rosa also serves as our Interim Chief Financial Officer. A former police officer in Orlando, Florida, Mr. La Rosa entered his family’s commercial and residential real estate development business in 2001 and became President of La Rosa Development, Corp.,, a position he holds today. From 2008 to 2010, as President of the Casa Latino group of companies, he co-developed the first Latino real estate franchise throughout the United States, which in 2010 was ranked by the National Association of Realtors as one of the Fastest Growing Real Estate Franchises in the U.S. In 2004, Mr. La Rosa founded La Rosa Realty, LLC and is responsible for its past and current growth into a customer-oriented agent-centric model of real estate brokerage powered by AI based technology tools. In addition to being home to over 2,000 real estate professionals and being one of the top three brokerages in the State of Florida and in the top 20 brokerages in the National Association of Realtors, La Rosa Realty has continued its growth and expansion into supporting auxiliary services such as La Rosa Property Management, La Rosa CRE (commercial), La Rosa Coaching and La Rosa Franchising. From October 2023, Mr. La Rosa serves as a Chief Executive Officer of Nona Legacy Powered By La Rosa Realty, Inc., a majority owned subsidiary of the Company. From December 2023 to date, Mr. La Rosa serves as the Manager of La Rosa Realty CW Properties, LLC, La Rosa Realty North Florida LLC, La Rosa Realty Orlando, LLC, and La Rosa Realty Premier, LLC, a majority owned subsidiaries of the Company. From February 2024 to date, Mr. La Rosa serves as the Manager of La Rosa Realty Winter Garden LLC and Horeb Kissimmee Realty, LLC, majority owned subsidiaries of the Company. From March 2024 to date, Mr. La Rosa serves as a Chief Executive Officer and a member of the Board of Directors of La Rosa Realty California, a subsidiary of the Company. From April 2024 to date, Mr. La Rosa serves as the Manager of La Rosa Realty Lakeland LLC, a majority owned subsidiary of the Company. From May 2024 to date, Mr. La Rosa serves as the Manager of La Rosa Realty Success LLC, a majority owned subsidiary of the Company. From August 2024 to date, Mr. La Rosa serves as the Manager of two wholly-owned subsidiaries of the Company: BF Prime LLC and Nona Title Agency LLC. From December 2024 to date, Mr. La Rosa serves as the Manager of two wholly-owned subsidiaries of the Company: Baxpi Holdings LLC and La Rosa Realty Beaches LLC. From January 2025 to date, Mr. La Rosa serves as the Co-Manager of La Rosa Realty NC LLC and the Manager LR Luxury LLC, both wholly owned subsidiaries of the Company. From April 2025 to date, Mr. La Rosa also serves as the Manager of LR Agent Advance, LLC, a wholly owned subsidiary of the Company. From March, 2024 to date Mr. La Rosa serves as a Chief Executive Officer and a member of the Board of Directors of La Rosa Realty California, a subsidiary of the Company. From April 2024 to date, Mr. La Rosa graduated from Florida International University with a Bachelor of Science degree in criminal justice. We believe that Mr. La Rosa’s entrepreneurial, real estate, investment and leadership experience makes him well qualified to serve as Chairman of our Board.

Deana La Rosa was appointed the Chief Operating Officer of the Company in February 2024. Mrs. La Rosa brings over 30 years of expertise in finance and real estate to the Company. Mrs. La Rosa joined the Company as a Director of Operations in September 2023. Prior to that she served as the CEO of Lighthouse Mortgage Solutions from June 2022 through August 2023 and held key positions in management at Union Home Mortgage Corp. from January 2019 through June 2022 and The Federal Savings Bank from July 2015 through January 2019 as an SVP, where Mrs. La Rosa consistently led her teams to top producer status. With almost two decades as a licensed mortgage broker, she has excelled as an owner, sales manager, and operations manager. Notably, Mrs. La Rosa played a pivotal role in coaching loan officers and realtors to achieve top-tier performance. Her educational background includes business management and accounting studies at Adelphi University, complemented by a certification in equities and bond market trading from the NY Institute of Finance. Mrs. La Rosa’s extensive experience and commitment to excellence underscore her as a distinguished professional in finance and real estate. Mrs. La Rosa is the spouse of our Chairman and Chief Executive Officer Joseph La Rosa.

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

Michael A. La Rosa was appointed to serve as a member of the Company’s Board effective February 2022. From January 2021 to date, Mr. La Rosa has been serving as a Governor-appointed member of the Florida Public Service Commission which is responsible for regulating the state’s telecommunications, electrical, gas, water, and transport companies. In addition, he has been a realtor with La Rosa Realty, LLC since 2004. Mr. La Rosa has also been a Developer in La Rosa Development Corp. since January 2005. Mr. La Rosa was elected in 2012 to the Florida House of Representatives and served until November 2020. During his tenure he was Vice Chairman of Energy and Utilities Subcommittee (2013-2014), Republican Caucus Deputy Whip (2014), Regulatory Affairs Committee Vice Chairman (2015-2016), Gaming Control and Tourism Subcommittee Chairman (2017-2018) and Chairman of Commerce Committee (2019-2020) where he oversaw energy, regulatory and business-related policies. From 2016 to 2019 Mr. La Rosa also served as a director of La Rosa CRE LLC. Mr. La Rosa holds a Bachelor of Science from the University of Central Florida. Mr. La Rosa is the brother of our Chairman and Chief Executive Officer Joseph La Rosa. We believe that Mr. La Rosa’s real estate, investment and government service experience makes him well qualified to serve on our Board and as a member of the Board’s committees.

Siamack Alavi was appointed to serve as a member of the Company’s Board effective October 2024. Mr. Alavi is an executive and entrepreneur with 40 years of experience in initiating, developing, and leading businesses across a range of sectors including health and wellness, digital marketing, franchising, and sports nutrition. In 2012, Mr. Alavi founded Muscle Media, a global fitness and health media outlet, which he owns and operates to date. Since 2016, Mr. Alavi owns and operates Infinite Labs Digital, a digital marketing agency, focusing on B2B and B2C growth solutions. From 2018 to 2020, Mr. Alavi owned and operated Salt Scene Halotherapy Center where he worked on increasing profitability by expanding services through partnerships and building customer loyalty. Since 2020, Mr. Alavi owns and operates The IV Lounge, a clinic offering IV hydration and wellness programming. Since 2020, Mr. Alavi works as a business manager at YMD Facial Plastic Surgery, focusing on optimization of the business’s financial performance by streamlining operations, implementing cost-saving measures, and increasing client engagement via marketing. In 2023, Mr. Alavi founded Direct Preventive Care, a preventive healthcare clinic offering personalized wellness and preventive care solutions, which he owns and operates to date. We believe that Mr. Alavi’s corporate governance and strategic business development experience, entrepreneurial background in a range of sectors ad expertise in managing large-scale operations and achieving revenue growth make him well qualified to serve on our Board and as an independent member of the Board’s committees.

Ambassador Ned L. Siegel was appointed to serve as a member of the Company’s Board effective February 2022. Ambassador Siegel is the President of The Siegel Group, a multi-disciplined international business management advisory firm he founded in 1997 in Boca Raton, Florida, specializing in real estate, energy, utilities, infrastructure, financial services, oil and gas and cyber and secure technology. Ambassador Siegel has served since 2013 as Of Counsel to the law firm of Wildes & Weinberg, P.C. From October 2007 until January 2009, he served as the United States Ambassador to the Commonwealth of The Bahamas. Prior to his Ambassadorship, in 2006, he served with Ambassador John R. Bolton at the United Nations in New York, as the Senior Advisor to the U.S. Mission and as the United States Representative to the 61st Session of the United Nations General Assembly. From 2003 to 2007, Ambassador Siegel served on the Board of Directors of the Overseas Private Investment Corporation (“OPIC”), which was established to help U.S. businesses invest overseas, fostering economic development in new and emerging markets, complementing the private sector in managing the risk associated with foreign direct investment and supporting U.S. foreign policy. Appointed by Governor Jeb Bush, Ambassador Siegel served as a Member of the Board of Directors of Enterprise Florida, Inc. (“EFI”) from 1999-2004. EFI is the state of Florida’s primary organization promoting statewide economic development through its public-private partnership. From February 2011 to April 2019, Ambassador Siegel served on the Board of Directors of PositiveID Corporation (OTCQB: PSID). From April 2014 to March 2020, Ambassador Siegel served as a director of the Board of Notis Global Inc. (OTC: NGBL). Ambassador Siegel presently serves on the Board of Directors of the following companies: Janover Inc. (Nasdaq: JNVR)(from July 2023), Worksport Ltd, (Nasdaq: WKSP) (from August 2021), Vocodia Holdings Corp., (CBOE: VHAI) (from January 2023), and Bannix Acquisition Corp. (Nasdaq: BNIX) (from November 2022). He also presently serves in an advisory capacity to the U.S. Medical Glove Company. Ambassador Siegel received a B.A. from the University of Connecticut in 1973 and a J.D. from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina. We believe that Ambassador Siegel’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board, and as an independent member of the Board’s committees.

Lourdes Felix was appointed to serve as a member of the Company’s Board effective April 2024. Ms. Felix is an entrepreneur and corporate finance executive with 30 years of combined experience in capital markets, public accounting and in the private sector. She currently serves as Chief Executive Officer, Chief Financial Officer, and a member of the board of directors of BioCorRx Inc. (OTCQB: BICX), a company focused on addiction treatment solutions and related disorders. She has been with BioCorRx since October 2012. Ms. Felix is one of the founders and President of BioCorRx Pharmaceuticals Inc., a majority owned subsidiary of BioCorRx Inc. Prior to joining BioCorRx, her experience was in the private sector and public accounting. Since October 2021, Ms. Felix has been serving as a member of the Board of Directors of Siyata Mobile, Inc. (Nasdaq: SYTA), as an independent director, a chairperson of the Audit Committee, and a member of Compensation Committee and Nominating and Corporate Governance Committee. Since January 9, 2023, Ms. Felix has also been serving as a member of the Board of Directors of Avalon GloboCare Corp. (Nasdaq: ALBT), as an independent director and the Chair of the Compensation Committee. Ms. Felix has expertise in finance, accounting, company-wide operations, budgeting, and internal control principles including GAAP, SEC, and Sarbanes-Oxley Act compliance. She has a thorough knowledge of federal and state regulations and has successfully managed and produced SEC regulatory filings. She also has extensive experience in developing and managing financial operations. Ms. Felix holds a Bachelor of Science in Accounting from the University of Phoenix. She is also an MBA candidate at D’Amore-McKim School of Business, Northeastern University. The Board believes that Ms. Felix is qualified to serve as a director of the Board of the Company because of her extensive investment and executive-level management experience, financial expertise, and extensive experience serving as a board member of public companies.

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

Our Controlled Company Status

Because, as of April 15, 2025, Mr. La Rosa beneficially owns 8,984,650 shares of our Common Stock and 2,000 shares of our Series X Preferred Stock which has 10,000 votes per share when voting together with the Common Stock, which will represent in the aggregate 28,984,650 votes, he can elect all of our directors and decide all other matters. Accordingly, we are a “controlled company” under the Nasdaq rules. A controlled company is not required to have a majority of independent directors or form an independent compensation or nominating and corporate governance committee.

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

Independence

We use the definition of “independence” of The Nasdaq Stock Market LLC (“Nasdaq”) to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of our Company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq rules provide that a director cannot be considered independent if:

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

Our Board has determined that three directors, Mr. Siegel, Ms. Lourdes and Mr. Alavi, are independent directors as defined in the Nasdaq listing rules and under Rule 10-A-3(b)(1) of the Exchange Act and applicable SEC rules. Under such rules, Mr. Joseph La Rosa is not independent due to his position as our Chief Executive Officer and Interim Chief Financial Officer. Also, as the brother of Joseph La Rosa, Michael A. La Rosa is not deemed to be independent.

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

Clawback Policy

In November 2023, the Board of Directors adopted the La Rosa Holdings Corp. Clawback Policy for the recovery of erroneously awarded incentive-based compensation (the “Clawback Policy”), with an effective date of November 29, 2023, in order to comply with Section 10D of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10D-1 of the Exchange Act (“Rule 10D-1”), and the listing rules adopted by The Nasdaq Stock Market, LLC (collectively, the “Final Clawback Rules”). The Board was designated as the administrator of the Clawback Policy.

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

Insider Trading Policy

In June 2024, we adopted our amended and restated insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards applicable to us. Our insider trading policy, among other things, prohibits our directors, officers, and employees from holding our securities in a margin account or pledging our securities as collateral for a loan. In addition, our insider trading policy prohibits employees, officers, and directors from engaging in put or call options, short selling, or similar hedging activities involving our stock.

Board Committees

Our Board has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each comprised entirely of independent directors.

Audit Committee

Our Audit Committee consists of three independent directors: Mr. Alavi, Mr. Siegel and Ms. Felix is the Chairman of the Audit Committee. The Audit Committee will have at all times at least one “independent director” who is “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Our Board has determined that Ms. Felix. qualifies as an “Audit Committee financial expert,” as defined under rules and regulations of the SEC. Currently, all members of our Audit Committee meet the applicable independence requirements under Nasdaq Rules and Rule 10A-3 of the Exchange Act.

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

Compensation Committee

Our Compensation Committee is comprised of three individuals, each of whom is an independent director. Mr. Alavi serves as the Chairman of the committee.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (“Nominating Committee”) is comprised of three individuals, each of whom is an independent director. Mr. Siegel serves as the Chairman of the committee. The responsibilities of the Nominating and Corporate Governance Committee are included in its written charter, which is available on the Company’s website, www.larosaholdings.com. The Nominating Committee acts on behalf of our Board of Directors to fulfill our Board of Directors’ responsibilities in overseeing all aspects of our nominating and corporate governance functions. The responsibilities of the Nominating Committee include, among others:

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

In making nominations, the Nominating Committee intends to submit candidates who have high personal and professional integrity, who have demonstrated exceptional ability and judgment and who are effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the stockholders. In evaluating nominees, the Nominating Committee intends to take into consideration attributes such as leadership, independence, interpersonal skills, financial acumen, business experiences and industry knowledge.

One of the primary responsibilities of the Nominating Committee is to make appropriate recommendations to the Board for the appointment or re-appointment of directors. The Company seeks to have directors who, in addition to relevant commercial and business expertise, meet the highest standards of character and personal integrity, judgment and critical thinking, who have an inquiring mind, vision, a willingness to ask hard questions and the ability to work well with others, who are free of any conflict of interest that would interfere with proper performance of their responsibilities, who are willing and able to devote sufficient time to the affairs of the Company, and have the capacity and desire to represent the best interests of the stockholders of the Company as a whole. In recommending appointments to the Board, the Nominating Committee is mindful of the overall balance of the skills, knowledge and experience of Board members against the current and future requirements of the Company and of the benefits of diversity. The Company recognizes the importance of diversity at all levels of the Company as well as on the Board and considers overall Board balance and diversity when appointing new directors.

The Company employs multiple strategies in identifying director nominees, including the obtaining of recommendations from security holders, from current directors, and from the Company’s corporate advisors. The Company also intends to utilize professional recruitment firms, as may be required, in seeking qualified director nominees. The qualifications of director nominees are evaluated by the Nominating Committee to determine if the director nominees have the requisite expertise to maintain a proper balance of skills required by the Board. The Nominating Committee does not have a formal policy with respect to the consideration of director candidates recommended by stockholders, however, there are no differences in the evaluation of director nominees recommended by security holders. Director nominees are interviewed in depth by the Nominating Committee and the Board to further qualify the director nominees and evaluate the personal integrity and character of the candidate.

Since the date of our most recent periodic report, there were no changes to the procedure by which our security holders may recommend nominees to our Board.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2024, the Board formally met a total of 5 times and our Audit Committee met 4 times in 2024. The Board also acted by written consent on numerous occasions.

Indemnification and Limitation on Liability of Directors

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by Nevada law. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act, may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

Role of Board in the Risk Oversight Process

Our Board as a whole has responsibility for risk oversight. Our Board exercises this risk oversight responsibility directly and through its committees. The risk oversight responsibility of our Board and its committees are informed by reports from our management teams to provide visibility to our Board about the identification, assessment, and management of key risks and our management’s risk mitigation strategies. Our Board has primary responsibility for evaluating strategic and operational risks, including those related to significant transactions. Our Audit Committee has primary responsibility for overseeing our major financial and accounting risk exposures and, among other things, discusses guidelines and policies with respect to assessing and managing risk with management and our independent auditor. Our Compensation Committee has responsibility for evaluating risks arising from our compensation and people policies and practices. Our Nominating Committee has responsibility for evaluating risks relating to our corporate governance practices. Our committees and management provide reports to our Board on these matters.

In its governance role, and particularly in exercising its duty of care and diligence, our Board is responsible for ensuring that appropriate risk management policies and procedures are in place to protect the Company’s assets and business. Our Board has broad and ultimate oversight responsibility for our risk management processes and programs, and executive management is responsible for the day-to-day evaluation and management of risks to the Company. We do not have a policy as to whether our Chairperson and Chief Executive Officer’s roles should be separate. Instead, our Board makes this determination based on what best serves our Company’s needs at any given time.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of Common Stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our Common Stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements as of April 15, 2025 as follows:

(i)	Mr. Santos filed his form 4 regarding one transaction as of February 1, 2024, late in March 2024,

(ii)	Mr. La Rosa and Mrs. La Rosa filed their form 4 regarding one transaction as of August 21, 2024 late in February 2025

(iii)	Mrs. La Rosa filed her form 4 regarding one transaction as of March 15, 2024 and one transaction as of June 18, 2024 late in December 2024.

Item 11. Executive Compensation.

The following table summarizes compensation for the years ended December 31, 2024 and 2023 for our “named executive officers” (the “NEOs”), namely our (i) principal executive officer (PEO); (ii) our two other most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2023; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to Item 402(m)(2)(ii) of Regulation S-K but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

Summary Compensation Table

				Stock	Option	All other
	Fiscal	Salary	Bonus	awards	awards	compensation	Total
Name and principal position	Year	($)(1)	($)	($)	($)	($)	($)

Joseph La Rosa,	2023	$500,000	$45,413	$—	$1,395,000	$—	$1,940,413
Founder, President, Chief Executive Officer (PEO), and Interim Chief Financial Officer(2)	2024	$500,000	$49,800	$—	$2,370,306	$—	$2,920,106

Kent Metzroth,	2023	$330,000	$—	$—	$—	$—	$330,000
Executive Vice President and Chief Financial Officer(2)	2024	$247,500	$25,000	$—	$—	$—	$272,500

Deana La Rosa,	2023	$62,500	$—	$—	$—	$—	$62,500
Chief Operations Officer(3)	2024	$250,000	$—	$—	$399,000	$—	$649,000

Alex Santos,	2023	$178,333	$14,250	$46,580	$—	$—	$239,163
Chief Technology Officer	2024	$180,000	$16,000	$6,933	$—	$—	$202,933

(1)	Reflects base salary earned during the fiscal year covered.
(2)	Mr. Metzroth resigned effective September 30, 2024. On October 1, 2024, Mr. La Rosa was appointed Interim Chief Executive Officer of the Company.
(3)	Mrs. La Rosa was appointed to serve as the Chief Operating Officer of the Company on February 1, 2024. Mrs. La Rosa served as Director of Operations from September 2023 through January 2024.

Employment and Related Agreements

We currently have the following employment agreements with our NEOs:

Joseph La Rosa

On April 29, 2022, we entered into an amended and restated employment agreement with Mr. Joseph La Rosa to serve as our Chief Executive Officer, which was further amended on May 17, 2023, on December 7, 2023, on September 19, 2024 and on February 3, 2025. In addition, he serves as a director and Chairman of the Board, and the board will, during the term, of his agreement, nominate and recommend him for election as a director but he will not receive any additional compensation in respect of his appointment as a director or Chairman of Company. The employment agreement of Mr. La Rosa is for an initial term of one year starting January 1, 2022, and renews automatically for successive one-year periods thereafter unless prior to 90 days before the anniversary date, either party notices the other that it will not extend the agreement for another year. The Company pays Mr. La Rosa an annual base salary of $500,000 during the term of the agreement, and he is eligible to receive a “Target Bonus” at the rate of 100% of his base salary and stock options for 1.0% of the total outstanding shares of Company Common Stock which will be payable to the extent the applicable performance goals are achieved which goals and payment matrices will be set by the Compensation Committee of the Board. Mr. La Rosa may be eligible to receive other bonuses throughout the calendar year in the amount and based on the terms approved by the Compensation Committee of the Board.

Mr. La Rosa is also entitled to receive: (i) annual long term equity awards of stock options or restricted stock units (the “RSUs”) to purchase at least 1% of outstanding shares of Common Stock each calendar year vesting in equal installments over twelve (12) months, commencing on the date of grant, under an equity incentive plan of the Company on the terms and conditions determined by the Compensation Committee of the Board, (ii) milestone equity awards pursuant to the equity incentive plan of the Company, based on achieving the following milestones: (a) 900,000 shares, as of December 7, 2023 and vesting 100% on the date of grant; (b) 200,000 shares upon the closing of each acquisition after December 7, 2023; (c) 500,000 shares upon the Company achieving a first time total market valuation of $100 Million; (d) 500,000 shares upon the Company achieving a first time total market valuation of $250 Million; (e) 200,000 shares upon the Company achieving a positive EBITDA for the first time in any full calendar year; and (f) 500,000 shares upon the Company achieving a positive EBITDA of $10 Million for the first time in any calendar year, and (g) for every $1,000,000 raised by the Company through financing, Mr. La Rosa shall be granted an equity award equal to 2% of the outstanding shares of Common Stock, such award to be issued under the equity incentive plan of the Company and upon consummation of such financing. He is also entitled to receive perquisites including a corporate automobile, cellular telephone, health and disability insurance and participation in the Company’s 401(k) plan. Mr. La Rosa will be entitled to 40 days of annual vacation plus Company observed holidays per calendar year and will be reimbursed for his business travel expenses. Any amounts payable under the employment agreement are subject to any policy established by the Company providing for claw back or recovery of amounts that were paid to Mr. La Rosa. The Company will make any determination for claw back or recovery in its sole discretion and in accordance with any applicable law or regulation.

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

On October 1, 2024, Mr. La Rosa assumed the role of Interim Chief Financial Officer upon the departure of Kent Metzroth on September 1, 2024. Mr. La Rosa’s received no further compensation for the assumption of the duties and responsibilities.

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

Mr. Metzroth received a base salary of $330,000 per year (the “Salary”). In addition, Mr. Metzroth was eligible, following the end of each calendar year beginning with the 2023 calendar year, to receive an annual performance bonus targeted of up to 50% of the his Salary based upon periodic assessments of his performance as well as the achievement of specific individual and corporate objectives determined by the Board of Directors or the Compensation Committee after consultation with Mr. Metzroth and provided to him in writing no later than the end of the first calendar quarter of the applicable bonus year. The target bonus must be approved by the audit and Compensation Committee. The minimum amount of such an annual bonus shall be equal to $25,000. No amount of annual bonus is guaranteed, and Mr. Metzroth must be an employee on December 31 of the applicable bonus year in order to be eligible for any annual bonus for such year.

Pursuant to his employment agreement, on February 1, 2024, Mr. Metzroth was granted a non-qualified stock option to purchase 359,120 shares of the Common Stock of the Company, vesting immediately and exercisable for 10 years at the exercise price per share equal to the Nasdaq Official Closing Price as of January 31, 2024.

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

On September 30, 2024, Mr. Metzroth resigned his position effective immediately. In addition, Mr. Metzroth did not exercise his stock options, which expired in the fourth quarter of 2024.

Alex Santos

On January 10, 2022, we entered into an employment agreement with Mr. Alex Santos, to serve as our Chief Technology Officer as of February 1, 2022. The term of the agreement shall continue until it is terminated by either the Company or Mr. Santos upon 60 days prior written notice. In consideration of his services, the Company is to pay Mr. Santos an annual salary of $180,000. Following the end of each calendar year beginning with the 2022 calendar year, Mr. Santos is eligible to receive an annual bonus. Mr. Santos’ minimum guaranteed annual bonus shall be $15,000 payable in quarterly installments. The Company granted to Mr. Santos 2,000 shares of restricted Common Stock, which shall vest on the one-year anniversary of the effective date of the agreement. On each year thereafter, on the annual anniversary of the date of the effective date of the agreement, the Company shall grant Mr. Santos an additional 2,000 shares of restricted Common Stock which shall vest on the one-year anniversary of issuance.

Mr. Santos is also entitled to receive other benefits generally available to other Company employees and he will be reimbursed for his documented and approved expenses related to and for promoting the business of the Company. Mr. Santos is entitled to three weeks paid vacation per year.

The employment agreement contains covenants of Mr. Santos concerning: (i) the confidentiality of Company information; (ii) the assignment of his work product to the Company; (iii) his non-solicitation of Company clients or employees during his term of employment and for three years thereafter; and (iv) his non-disparagement of the Company or its directors, officers and employees. If his employment is terminated under any circumstances other than a termination by the Company without cause or a termination by him for good reason (including a voluntary termination by Mr. Santos without good reason or a termination by the Company for cause or due to Mr. Santos’ death or disability), the Company’s obligations under the employment agreement will immediately cease and Mr. Santos will only be entitled to receive: (i) the Salary that has accrued and is unpaid and to which Mr. Santos is entitled as of the effective date of such termination and to the extent consistent with general Company policy; (ii) unreimbursed business expenses; (iii) any bonus earned and approved by the Board but not yet paid; (iv) any amounts or benefits to which he is then entitled under the terms of the benefit plans then-sponsored by the Company. If Mr. Santos employment is terminated by the Company without cause or in the event of change in control of the Company (whether or not Mr. Santos is retained by a successor entity), the Company shall pay to Mr. Santos in a single lump sum an amount of $100,000.

Deana La Rosa

On January 31, 2024, we entered into an employment agreement with Mrs. Deana La Rosa to act as our Chief Operating Officer as of the February 1, 2024, the effective date of his agreement. The employment agreement was for an initial term of one year and shall be automatically extended thereafter, upon the same terms and conditions, for successive periods of one (1) year, unless and until either party provides written notice of its intention not to extend the term of the agreement at least 45 days prior to the applicable renewal date.

Mrs. La Rosa receives a base salary of $250,000 per year (the “Salary”). In addition, Mrs. La Rosa is eligible, following the end of each calendar year beginning with the 2024 calendar year, to receive an annual performance bonus targeted of up to 50% of the her Salary based upon periodic assessments of her performance as well as the achievement of specific individual and corporate objectives determined by the Board of Directors or the Compensation Committee after consultation with Mrs. La Rosa and provided to her in writing no later than the end of the first calendar quarter of the applicable bonus year. The target bonus must be approved by the Compensation Committee. No amount of target bonus is guaranteed, and Mrs. La Rosa must be an employee on December 31 of the applicable bonus year in order to be eligible for any annual bonus for such year.

Pursuant to her employment agreement, on February 1, 2024, Mrs. La Rosa shall be granted a non-qualified stock option to purchase 300,000 shares of the Common Stock, vesting immediately and exercisable (including by cashless exercise) for 10 years at the exercise price per share equal to the Nasdaq Official Closing Price as of January 31, 2024. In addition, Mrs. La Rosa may be entitled to receive equity incentive awards inside or outside of any established equity plan of the Company in the amounts, within the timeframes and under the terms set by the Compensation Committee in its sole discretion. Mrs. La Rosa will be reimbursed for her reasonable, documented and approved expenses related to and for promoting the business of the Company. Mrs. La Rosa is entitled to five weeks’ vacation per year.

The employment agreement contains covenants of Mrs. La Rosa concerning: (i) the confidentiality of Company information; (ii) the assignment of her work product to the Company; (iii) her non-solicitation of Company clients or employees during her term of employment and for two years thereafter; and (iv) her non-disparagement of the Company or its directors, officers and employees.

If her employment is terminated under any circumstances other than a termination by the Company without cause or a termination by him for good reason (including a voluntary termination by Mrs. La Rosa without good reason or a termination by the Company for cause or due to Mrs. La Rosa’s death or disability), the Company’s obligations under the employment agreement will immediately cease and Mrs. La Rosa will only be entitled to receive: (i) the Salary that has accrued and is unpaid and to which Mrs. La Rosa is entitled as of the effective date of such termination and to the extent consistent with general Company policy; (ii) unreimbursed business expenses for which expenses Mrs. La Rosa has timely submitted appropriate documentation; (iii) any target bonus earned and approved by the Board but not yet paid; (iv) any amounts or benefits to which she is then entitled under the terms of the benefit plans then-sponsored by the Company; and (v) any other payments required by applicable law.

If Mrs. La Rosa’s employment is terminated by the Company without cause or by her with good reason, the Company shall: (i) continue to pay her Salary for a period of six months, and (ii) pay her, in a single lump sum all Accrued Obligations (as defined in the employment agreement).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the NEOs of the Company as of December 31, 2024:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Weighted Average Option exercise price ($)	Earliest Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Joseph La Rosa, CEO	3,234,065	—	—	$1.54	12/7/2033	—	—	—	—
Kent Metzroth, CFO	—	—	—	$—	—	—	—	—	—
Alex Santos, CTO	—	—	—	$—	—	4,000	6,933	4,000	6,933
Deana La Rosa, COO	300,000	—	—	$1.73	2/1/2034	—	—	—	—

2022 Equity Incentive Plan

We have adopted the 2022 Equity Incentive Plan (the “Original 2022 Plan”) that was approved by our stockholders and effective as of January 10, 2022. On September 19, 2024, our Compensation Committee and our Board of Directors approved Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (the “2022 Plan”). Our stockholders approved 2022 Plan on November 19, 2025.

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

Shares Subject to the 2022 Plan. Under the Original 2022 Plan, subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of Common Stock, or a reorganization or reclassification of the Common Stock, the maximum aggregate number of shares of Common Stock which may be issued pursuant to awards under the plan was 5,000,000 shares (as adjusted for the 1-for-10 reverse stock split of the Common Stock as of March 21, 2022 and adjusted for the 2-for-1 forward stock split of the Common Stock as of April 17, 2023).

Under the 2022 Plan, as of November 19, 2024, the total number of shares of Common Stock subject to the plan was increased to 12,000,000 shares to ensure sufficient shares are available for future grants. 2022 Plan also provides that an automatic share reserve increase shall be included into the plan, providing that the number of shares available for issuance under the plan will be increased on the first day of each fiscal year beginning with the 2025 fiscal year, in an amount equal to the least of (a) 500,000 shares, (b) a number of shares equal to four percent (4%) of the total number of shares of all classes of Common Stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (c) such number of shares determined by the administrator of the plan no later than the last day of the immediately preceding fiscal year. As a result, subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of Common Stock, or a reorganization or reclassification of the Company’s Common Stock, currently the maximum aggregate number of shares of Common Stock which may be issued pursuant to awards under the 2022 Plan is 12,500,000 shares.

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

Since the date it was approved by the Board of Directors and the sole stockholder, we have issued 4,525,310 stock options, 594,000 shares of restricted stock, and 125,502 restricted stock units to certain of our agents, consultants and employees.

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

Agent Incentive Program

Amended Agent Plan

In March 2022, we have adopted, as an adjunct to the 2022 Plan, our 2022 Agent Incentive Plan and Participation Election Form (“Original Agent Plan”), which was further amended in April 2022. In March 2024, the Compensation Committee of the Board has approved an Amended and Restated 2022 Agent Incentive Plan (the “Amended Agent Plan”), which replaced the Original Agent Plan in its entirety.

Pursuant to the Amended Agent Plan, all participation in this Agent Plan is voluntary and no agent or broker will be penalized for not participating in the plan. The Company may sell, and may, in the Compensation Committee’s absolute discretion, grant, shares of the Company’s Common Stock or RSUs to all agents and brokers in good standing with the Company, including each of the Company’s majority owned subsidiaries (the “Majority Subsidiaries”), who are defined as “consultants” under the 2022 Plan (“Participants”) as a part of their, or as additional, compensation.

All agents and brokers in good standing with the Company and each of the Company’s Majority Subsidiaries (as described in that certain independent contractor agreement signed by such agent and the Company or its Majority Subsidiary) are eligible to participate in the Amended Agent Plan unless they are licensed brokers, holding an equity interest in brokerage businesses, in which the Company also holds an equity interest. In addition, employees or independent contractors hired by the Company as team leaders whose job description specifically includes recruitment functions are precluded from participating in the recruiting portion of the Agent Equity Program of the plan. Only individuals who provide their social security number to the Company’s Stock Plan Administrator software are eligible. No business entities can participate in the Amended Agent Plan.

The Amended Agent Plan had two components:

(1)	Agent Equity Program: The Company’s Agent Equity Program (the “Agent Equity Program”) includes the following two components:

a.	Blue Diamond: Participants in the Agent Equity Program who: (i) close more than 20 sale transactions or make more than $6,000,000 gross sales volume in verified listing or buy-side transactions (the “Milestones,” and each a “Milestone”) with the Company and its Majority Subsidiaries in a given fiscal year, and (ii) remain with the Company for at least 12 consecutive months thereafter, will receive RSUs equivalent to $2,000 based on the prior 30-day volume weighted average closing price (“VWAP”) of the Company’s Common Stock on the Nasdaq Stock Market as of the last trading day prior to the Grant Date (as defined below), rounded down to a whole share. Awards will be granted to qualifying Participants on the last trading day of the month of the first anniversary of the date the Company verifies a Milestone has been achieved (the “Grant Date”). For example, if the Company verifies a Milestone has been achieved on April 12, 2024, the Company will grant the Participate RSUs on April 30, 2025. RSUs will vest in 24 equal installments starting the month following the Grant Date, with any remainder, if any, added to the last month of the vesting schedule. Participants who terminate their relationship with the Company during the vesting period will forfeit any unvested RSUs. If the Participant does not pay his or her annual or monthly dues pursuant to that certain independent contractor agreement signed by such agent and the Company or its Majority Subsidiary within 60 days of the due date, all remaining unvested RSUs will be forfeited.

b.	Recruiting:

1.	Participant will receive RSUs that will have a value of $200 per agent recruited based on the prior 30-day VWAP of the Company’s Common Stock on the Nasdaq Stock Market as of the last trading day prior to the date of the grant, rounded down to a whole share if such Participant: (i) recruits agents who become agents of the Company and remain agents of the Company for at least 12 consecutive months, and (ii) remains with the Company for at least 12 consecutive months. Such RSUs shall be granted for every agent recruited by a Participant. The Company will grant the awards of RSUs to the qualifying Participant on the last trading day of the month of the first anniversary of the date that the Company verifies that a recruited agent has been with the Company for one year. Such RSUs will vest equally over the 24-month period starting the month after the RSUs are issued, with any remainder added to the last month of the vesting schedule. Participants who terminate their relationship with the Company during the vesting period will forfeit any unvested shares. If the Participant does not pay his or her annual or monthly dues (pursuant to that certain independent contractor agreement signed by such agent and the Company or its Majority Subsidiary) within 60 days of the due date, all remaining unvested shares will be forfeited.

2.	A Participant will receive RSUs that will have a value of $8,000 based on the prior 30-day VWAP of the Company’s Common Stock on the Nasdaq Stock Market as of the last trading day prior to the date of the grant, rounded down to a whole share if such a Participant: (i) recruits ten (10) agents in one fiscal year who become agents of the Company and remain agents of the Company for at least 12 consecutive months, and (ii) remains with the Company for at least 12 consecutive months. A Participant will receive an additional award under the same terms and qualifications for every multiple of ten (10) agents recruited in one fiscal year. The Company will grant the awards of RSUs to the qualifying Participant on the last trading day of the month of the first anniversary of the date that the Company verifies that the requisite number of recruited agents have been with the Company for one year. Such RSUs will vest equally over the 24 month period starting the month after the RSUs are issued, with any remainder added to the last month of the vesting schedule. Participants who terminate their relationship with the Company during the vesting period will forfeit any unvested shares. If the Participant does not pay his or her annual or monthly dues pursuant to that certain independent contractor agreement signed by such agent and the Company or its Majority Subsidiary within 60 days of the due date, all remaining unvested shares will be forfeited.

(2)	Discretionary Bonus Program: All Participants in the Discretionary Bonus Program (the “Bonus Program”) are to be eligible for a grant of RSUs in the Compensation Committee’s discretion. The Compensation Committee or its designee may, from time to time, review the performance of Participants who achieve outstanding results in their endeavors for the Company and may grant RSUs to such Participant without payment by such Participant. All RSUs granted under the Bonus Program will vest equally over the 36-month period starting the month after the award is granted, with any remainder added to the last month of the vesting schedule. Participants who terminate their relationship with the Company during the vesting period will forfeit any unvested shares. If the Participant does not pay his or her annual or monthly dues pursuant to that certain independent contractor agreement signed by such agent and the Company or its Majority Subsidiary within 60 days of the due date, all remaining unvested shares will be forfeited.

Second Amended Agent Plan

In September 2024, the Compensation Committee of the Board approved the Second Amended and Restated La Rosa Holdings 2022 Agent Incentive Plan (“Second Amended Agent Plan”), that became effective upon approval by the stockholders of the Company on November 19, 2024. The Second Amended Agent Plan replaced the Amended Agent Plan in its entirety.

The Second Amended Agent Plan had three components:

(1)	Agent Equity Program. The Company’s Agent Equity Program (the “Agent Equity Program”) includes the following two components:

a.	Blue Diamond: Participants in the Agent Equity Program will be eligible to receive an RSU who: (i) close more than 20 sale transactions or make more than $6,000,000 gross sales volume in verified listing or buy-side transactions (the “Milestones,” and each a “Milestone”) with the Company and its Majority Subsidiaries in a given calendar year, and (ii) remain with the Company for at least 12 consecutive months thereafter. Such RSUs will be granted to qualifying Participants on the last day of the month of the one-year anniversary of the date the Company verifies a Milestone has been achieved (the “Blue Diamond Grant Date”). The RSU will be equivalent to $2,000 on the Blue Diamond Grant Date, and the RSU value will be converted into shares of the Company’s Common Stock based on the volume weighted average closing price (“VWAP”) of the month of the Blue Diamond Grant Date based on the Company’s Common Stock on the Nasdaq Stock Market, rounded down to a whole share. For example, if the Company verifies a Milestone has been achieved on April 12, 2024, the Company will grant the Participant’s RSU on April 30, 2025. RSUs will vest in 24 ratable installments in whole shares starting the month following the Blue Diamond Grant Date. Participants who terminate their relationship with the Company during the vesting period will forfeit any unvested RSUs. If the Participant is required upon the commission plan on which they are enrolled, but does not pay his or her annual or monthly dues pursuant to that certain independent contractor agreement signed by such agent and the Company or its Majority Subsidiary within 60 days of the due date, all remaining unvested RSUs will be forfeited. The Blue Diamond program shall be effective as of January 1, 2023, meaning agents who meet the Milestones in the calendar year 2023, and each year thereafter, are eligible to receive an RSU.

b.	Ultimate Plan Cap.

Participants in the Agent Equity Program who enroll or renew under the Ultimate Plan 90-10 commission plan or the Ultimate Plan Business Builder commission plan (the “Profit Share Plans”), both of which have terms of 12 months from the agent start date, will be eligible to receive an RSU (i) once they cap their 10% portion of their commission in accordance with the terms of the Profit Share Plans and (ii) remain with the Company for at least 12 consecutive months thereafter. Such RSUs will be granted to qualifying Participants on the last day of the month of the one-year anniversary of the date the Company verifies the agent achieved their cap (the “UP Cap Grant Date”). The RSU will be equivalent to $10,000 on the UP Cap Grant Date, and the RSU value will be converted into shares based on the VWAP of the month of the UP Cap Grant Date based on the Company’s Common Stock on the Nasdaq Stock Market, rounded down to a whole share. For example, if the Company verifies the agent capped their 10% commission in accordance with the terms of the Profit Share Plans on May 15, 2024, the Company will grant the Participant’s RSU on May 31, 2025. RSUs will vest in 24 ratable installments in whole shares starting the month following the UP Cap Grant Date. Participants who terminate their relationship with the Company during the vesting period will forfeit any unvested RSUs. If the Participant is required upon the terms of the Profit Share Plans, but does not pay his or her annual or monthly dues pursuant to the independent contractor agreement signed by such agent and the Company or its Majority Subsidiary within 60 days of the due date, all remaining unvested RSUs will be forfeited. The Ultimate Plan Cap program shall be effective as of January 1, 2024, meaning agents who enroll or renew under the Profit Share Plans on or after January 1, 2024 and meet other requirements of this program, will be eligible to receive an RSU.

c.	Recruiting:

I.	Participants in the Agent Equity Program will be eligible to receive an RSU if they (i) recruit agents who become agents of the Company and remain agents of the Company for at least 12 consecutive months, and (ii) remain with the Company for at least 12 consecutive months. Such RSU will be granted to a qualifying Participant on the last day of the month of the one-year anniversary of the date the Company verifies the such Participant recruited the agent and is still with the Company (the “Recruitment Grant Date”). The RSU will be equivalent to $200 on the Recruitment Grant Date for each agent recruited, and the RSU value will be converted into shares based on the VWAP of the month of the Recruitment Grant Date based on the Company’s Common Stock on the Nasdaq Stock Market, rounded down to a whole share. For example, if the Company verifies a Participant recruited an agent on June 20, 2024 and that agent is still with the Company one year later, the Company will grant the Participant’s RSU on June 30, 2025. RSUs will vest in 24 ratable installments in whole shares starting the month following the Recruitment Grant Date. Such RSUs shall be granted for every agent recruited by a Participant that meet the eligibility criteria. Participants who terminate their relationship with the Company during the vesting period will forfeit any unvested RSUs. If the Participant is required upon the terms of the commission plan on which they are enrolled, but does not pay his or her annual or monthly dues pursuant to the independent contractor agreement signed by such agent and the Company or its Majority Subsidiary within 60 days of the due date, all remaining unvested RSUs will be forfeited. The Recruiting program shall be effective as of January 1, 2024, meaning agents who recruit agents on or after January 1, 2024 will be eligible to receive an RSU.

II.	A Participant who (i) recruits ten (10) agents in one calendar year who become agents of the Company and remain agents of the Company for at least 12 consecutive months, and (ii) remains with the Company for at least 12 consecutive months after the last agent was recruited by this Participant, will receive an additional value of $8,000 on the tenth RSU. All terms will be applied pursuant to Section I. above. If such Participant continues to recruit additional agents in the same year, every multiple of ten (10) agents recruited in one fiscal year will be enhanced with the $8,000 additional value on an RSU.

(2)	Discretionary Bonus Program. All Participants in the Discretionary Bonus Program (the “Bonus Program”) are to be eligible for a grant of an equity award in the Compensation Committee’s discretion. The Compensation Committee or its designee may, from time to time, review the performance of Participants who achieve outstanding results in their endeavors for the Company and may grant an equity award to such Participant without payment by such Participant. All equity awards granted under the Bonus Program will vest based on the terms of the grant certificate. Participants who terminate their relationship with the Company during the vesting period will forfeit any unvested equity awards. If the Participant is required upon the terms of the commission plan on which the Participant is enrolled, but does not pay his or her annual or monthly dues pursuant to the agreement signed by such Participant and the Company or its Majority Subsidiary within 60 days of the due date, all remaining unvested equity awards will be forfeited.

Third Amended Agent Plan

On February 4, 2025, the Compensation Committee, our Board of Directors, and the Majority Stockholders approved the Third Amended and Restated La Rosa Holdings 2022 Agent Incentive Plan (“Third Amended Agent Plan”), which became effective on March 28, 2025.

The purpose of adoption of the Third Amended Agent Plan was to revise the vesting terms of the grants under Agent Equity Program and to add new terms allowing the participants to authorize the Company to set aside 5% of their agent net commissions on transactions in their name to purchase shares of the Common Stock at a 20% discount from the prior 30 day volume weighted average closing price of the Common Stock on Nasdaq.

The Third Amended Agent Plan replaced the Second Amended Agent Plan in its entirety.

Pursuant to the Third Amended Agent Plan, all participation in the plan is voluntary and no agent or broker will be penalized for not participating in the plan. The Company may sell, and may, in the Compensation Committee’s absolute discretion, grant, shares of the Company’s Common Stock or restricted stock units (the “RSUs”) to all agents and brokers in good standing with the Company, including each of the Company’s majority owned subsidiaries (the “Majority Subsidiaries”), who are defined as “consultants” under the Company’s 2022 Equity Incentive Plan (“Participants”) as a part of their, or as additional, compensation.

All agents and brokers in good standing with the Company and each of the Company’s Majority Subsidiaries (as described in that certain independent contractor agreement signed by such agent and the Company or its Majority Subsidiary) are eligible to participate in the Third Amended Agent Plan unless they are licensed brokers, holding an equity interest in brokerage businesses, in which the Company also holds an equity interest. In addition, employees or independent contractors hired by the Company as team leaders whose job description specifically includes recruitment functions are precluded from participating in the recruiting portion of the Agent Equity Program of the plan. Only individuals who provide their social security number to the Company’s Stock Plan Administrator software are eligible. No business entities can participate in the Third Amended Agent Plan.

The Third Amended Agent Plan has three components:

(1)	Agent Equity Program. The Company’s Agent Equity Program (the “Agent Equity Program”) includes the following three components:

a.	Blue Diamond: Participants in the Agent Equity Program will be eligible to receive an RSU who: (i) close more than 20 sale transactions or make more than $6,000,000 gross sales volume in verified listing or buy-side transactions (the “Milestones,” and each a “Milestone”) with the Company and its Majority Subsidiaries in a given calendar year, and (ii) remain with the Company for at least 12 consecutive months thereafter. Such RSUs will be granted to qualifying Participants on the last day of the month of the one-year anniversary of the date the Company verifies a Milestone has been achieved (the “Blue Diamond Grant Date”). The RSU will be equivalent to $2,000 on the Blue Diamond Grant Date, and the RSU value will be converted into shares of the Company’s Common Stock based on the volume weighted average closing price (“VWAP”) of the month of the Blue Diamond Grant Date based on the Company’s Common Stock on the Nasdaq Stock Market, rounded down to a whole share. For example, if the Company verifies a Milestone has been achieved on April 12, 2024, the Company will grant the Participant’s RSU on April 30, 2025. RSUs will vest in 3 ratable installments in whole shares: 1/3 at the time of the Blue Diamond Grant Date, and 1/3 at each of the next two anniversaries of such grant date. Participants who terminate their relationship with the Company during the vesting period will forfeit any unvested RSUs. If the Participant is required upon the commission plan on which they are enrolled, but does not pay his or her annual or monthly dues pursuant to that certain independent contractor agreement signed by such agent and the Company or its Majority Subsidiary within 60 days of the due date, all remaining unvested RSUs will be forfeited. The Blue Diamond program shall be effective as of January 1, 2023, meaning agents who meet the Milestones in the calendar year 2023, and each year thereafter, are eligible to receive an RSU.

b.	Ultimate Plan Cap.

Participants in the Agent Equity Program who enroll or renew under the Ultimate Plan 90-10 commission plan or the Ultimate Plan Business Builder commission plan (the “Profit Share Plans”), both of which have terms of 12 months from the agent start date, will be eligible to receive an RSU (i) once they cap their 10% portion of their commission in accordance with the terms of the Profit Share Plans and (ii) remain with the Company for at least 12 consecutive months thereafter. Such RSUs will be granted to qualifying Participants on the last day of the month of the one-year anniversary of the date the Company verifies the agent achieved their cap (the “UP Cap Grant Date”). The RSU will be equivalent to $10,000 on the UP Cap Grant Date, and the RSU value will be converted into shares based on the VWAP of the month of the UP Cap Grant Date based on the Company’s Common Stock on the Nasdaq Stock Market, rounded down to a whole share. For example, if the Company verifies the agent capped their 10% commission in accordance with the terms of the Profit Share Plans on May 15, 2024, the Company will grant the Participant’s RSU on May 31, 2025. RSUs will vest in 3 ratable installments in whole shares: 1/3 at the time of the UP Cap Grant Date, and 1/3 at each of the next two anniversaries of such grant date. Participants who terminate their relationship with the Company during the vesting period will forfeit any unvested RSUs. If the Participant is required upon the terms of the Profit Share Plans, but does not pay his or her annual or monthly dues pursuant to the independent contractor agreement signed by such agent and the Company or its Majority Subsidiary within 60 days of the due date, all remaining unvested RSUs will be forfeited. The Ultimate Plan Cap program shall be effective as of January 1, 2024, meaning agents who enroll or renew under the Profit Share Plans on or after January 1, 2024 and meet other requirements of this program, will be eligible to receive an RSU.

c.	Recruiting:

I.	Participants in the Agent Equity Program will be eligible to receive an RSU if they (i) recruit agents who become agents of the Company and remain agents of the Company for at least 12 consecutive months, and (ii) remain with the Company for at least 12 consecutive months. Such RSU will be granted to a qualifying Participant on the last day of the month of the one-year anniversary of the date the Company verifies the such Participant recruited the agent and is still with the Company (the “Recruitment Grant Date”). The RSU will be equivalent to $200 on the Recruitment Grant Date for each agent recruited, and the RSU value will be converted into shares based on the VWAP of the month of the Recruitment Grant Date based on the Company’s Common Stock on the Nasdaq Stock Market, rounded down to a whole share. For example, if the Company verifies a Participant recruited an agent on June 20, 2024 and that agent is still with the Company one year later, the Company will grant the Participant’s RSU on June 30, 2025. RSUs will vest in 3 ratable installments in whole shares: 1/3 at the time of the Recruitment Grant Date, and 1/3 at each of the next two anniversaries of such grant date. Such RSUs shall be granted for every agent recruited by a Participant that meet the eligibility criteria. Participants who terminate their relationship with the Company during the vesting period will forfeit any unvested RSUs. If the Participant is required upon the terms of the commission plan on which they are enrolled, but does not pay his or her annual or monthly dues pursuant to the independent contractor agreement signed by such agent and the Company or its Majority Subsidiary within 60 days of the due date, all remaining unvested RSUs will be forfeited. The Recruiting program shall be effective as of January 1, 2024, meaning agents who recruit agents on or after January 1, 2024 will be eligible to receive an RSU.

II.	A Participant who (i) recruits ten (10) agents in one calendar year who become agents of the Company and remain agents of the Company for at least 12 consecutive months, and (ii) remains with the Company for at least 12 consecutive months after the last agent was recruited by this Participant, will receive an additional value of $8,000 on the tenth RSU. All terms will be applied pursuant to Section I. above. If such Participant continues to recruit additional agents in the same year, every multiple of ten (10) agents recruited in one fiscal year will be enhanced with the $8,000 additional value on an RSU.

(2)	Discretionary Bonus Program. All Participants in the Discretionary Bonus Program (the “Bonus Program”) are to be eligible for a grant of an equity award in the Compensation Committee’s discretion. The Compensation Committee or its designee may, from time to time, review the performance of Participants who achieve outstanding results in their endeavors for the Company and may grant an equity award to such Participant without payment by such Participant. All equity awards granted under the Bonus Program will vest based on the terms of the grant certificate. Participants who terminate their relationship with the Company during the vesting period will forfeit any unvested equity awards. If the Participant is required upon the terms of the commission plan on which the Participant is enrolled, but does not pay his or her annual or monthly dues pursuant to the agreement signed by such Participant and the Company or its Majority Subsidiary within 60 days of the due date, all remaining unvested equity awards will be forfeited.

(3)	Contribution of Commission as Payment for Shares: Participants, by submitting filled out Form of Election, authorize the Company to set aside five percent (5%) of their agent net commission (after splits and fees) (“Contribution for Payment”) on transactions which close in their name to purchase shares of the Company’s Common Stock commencing with transactions closing 30 days after the receipt of the Form of Election by the Company (“Commission Program”). Such Common Stock will be sold to the Participant at a 20% discount from the prior 30 day volume weighted average closing price of the Company’s Common Stock on the Nasdaq Stock Market as of the market trading day on the Purchase Date (as defined below). Shares of Common Stock under the Commission Program shall be purchased on the last trading day of the month during which the closing on the sale of any property from which a Contribution for Payment has been authorized (“Purchase Date”). All shares of Common Stock purchased under the Commission Program will vest immediately in the name of the Participant. Any Participant may cancel his or her participation in the Commission Program by providing email notification of cancellation to the Company not less than 30 calendar days prior to the next scheduled Purchase Date.

Death of Participant. Any distribution or delivery to be made to Participant under the plan, if Participant is then deceased, will be made to Participant’s designated beneficiary, or if no beneficiary survives Participant, the administrator or executor of Participant’s estate.

Restricted Stock Units. Each RSU grant under the Third Amended Agent Plan will be evidenced by an agreement that will specify the terms and conditions of the grant. Upon vesting each one RSU shall automatically convert into one share of Common Stock.

Associated Costs. Participants are responsible for all associated costs related to ownership of RSUs or underlying shares of Common Stock purchased or granted under the Third Amended Agent Plan.

No Guarantee of Continued Service. The vesting of the RSUs pursuant to the vesting schedule described in the plan is earned only by continuing as an agent or broker through the applicable vesting date(s), which unless provided otherwise under applicable laws is at the will of the applicable service recipient and not through the act of being hired, being granted the RSU or acquiring shares.

Termination. The Third Amended Agent Plan is subject to termination at the discretion of the Compensation Committee at any time.

Director Compensation

The following table sets forth, for the year ended December 31, 2024 information with respect to the compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers, who served during the year ended December 31, 2024.

Director Compensation

As of December 31, 2024

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael La Rosa(1)	48,000	—	—	(2)	—	—	48,000
Jodi White(2)	45,000	—	—	(3)	—	—	45,000
Ned Siegel	60,000	—	—	(4)	—	—	60,000
Thomas Stringer(3)	18,550	—	—	(5)	—	—	18,550
Lourdes Felix(4)	44,450	—	—		—	—	44,450
Siamack Alavi(5)	15,000	—	—		—	—	15,000

(1)	Does not include a real estate agent commission paid to Mr. La Rosa by La Rosa Realty in 2024.
(2)	Mrs. White resigned from the Board and the Board’s committees effective September 30th, 2024.
(3)	Mr. Stringer resigned from the Board and the Board’s committees effective April 17, 2024.
(4)	Mrs. Felix joined the Board as the member of the Board, the Audit Committee Chair and the member of the Compensation Committee and Nominating and Corporate Governance Committee effective April 19, 2024.
(5)	Mr. Alavi joined the Board as the member of the Board, the Compensation Committee Chair, and the member of the Audit Committee and Nominating and Corporate Governance Committee effective October 4, 2024.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the Compensation Committee of our Board of Directors (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

This table presents information about our Common Stock’s beneficial ownership as of April 15, 2025, for (i) each named executive officer and director; (ii) all named executive officers and directors as a group; and (iii) each other stockholder known to us owning more than 5% of our outstanding Common Stock.

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

Name and Address of Beneficial Owner(1)	Common Stock		Percentage of Common Stock(2)	Series X Super Voting Preferred Stock(3)	Percentage of Series X Super Voting Preferred Stock
Officers and Directors
Joseph La Rosa (President, CEO, interim CFO and Chairman)	13,386,628	(4)	32.0%	2,000	100%
Deana La Rosa (Chief Operating Officer)	300,000	(5)	*
Alex Santos (Chief Technology Officer)	1,923		*
Michael A. La Rosa (Director)	105,625	(6)	*	-	-
Ned L. Siegel (Director)	127,050	(7)	*	-	-
Siamack Alavi (Director)	-		-	-	-
Lourdes Felix (Director)	-		-	-	-
All Officers and Directors as a group (7 persons)	13,621,226		32.4%	2,000	100%

*	Less than 1%.

(1)	Unless otherwise indicated, the principal address of the executive officers, directors and 5% stockholders of the Company is c/o 1420 Celebration Boulevard, 2nd Floor, Celebration, Florida 34747.

(2)	Based on 37,411,451 shares of Common Stock issued and outstanding as of April 15, 2025 and the shares of Common Stock owner has the right to acquire within 60 days of April 15, 2025.

(3)

Based on 2,000 shares of Series X Super Voting Preferred Stock outstanding on April 15, 2025. Each share of Series X Super Voting Preferred Stock votes together with the Common Stock unless prohibited by law and has 10,000 votes per share.

(4)

Includes (i) 285 shares of Common Stock owned by Celebration Office Condos, LLC, an entity owned and controlled by Mr. La Rosa. The address of Celebration Office Condos, LLC is 1420 Celebration Blvd, 100 Celebration, Florida 34747; (ii) 3,800,000 shares of Common Stock owned by JLR-JCCLT1 Land Trust owned and controlled by Mr. La Rosa; (iii) 60,000 shares of Common Stock held by Mr. La Rosa’s adult children living in his household, which Mr. La Rosa is deemed to beneficially own; (iv) a 10-year fully vested stock option to purchase 134,065 shares of Common Stock at $1.7332 per share granted to Mr. La Rosa on February 1, 2024; (v) a 10-year fully vested stock option to purchase 800,000 shares of Common Stock at $1.5001 per share granted to Mr. La Rosa on January 2, 2024; (vi) a 10-year fully vested stock option to purchase 900,000 shares of Common Stock at $2.09 per share granted to Mr. La Rosa on December 7, 2023; (vii) a 10-year fully vested stock option to purchase 600,000 shares of Common Stock at $1.74 per share granted to Mr. La Rosa on March 15, 2024, (viii) a 10-year fully vested stock option to purchase 200,000 shares of Common Stock at $1.04 per share granted to Mr. La Rosa on June 18, 2024, (ix) a 10-year fully vested stock option to purchase 600,000 shares of Common Stock at $0.6699 per share granted to Mr. La Rosa on December 4, 2024, (x) a 10-year fully vested stock option to purchase 200,000 shares of Common Stock at $0.8444 per share granted to Mr. La Rosa on January 2, 2025, (xi) a 5-year warrant to purchase 667,913 shares of Common Stock at a price equal to the lower of $0.37 per share or the price per share of any offering by the Company subsequent to the Company’s initial public offering, subject to adjustment, granted to Mr. La Rosa on December 2, 2022 and (xii) a 10-year fully vested stock option to purchase 300,000 shares of Common Stock at $1.7332 per share granted to Deana La Rosa on February 1, 2024. Joseph La Rosa is the spouse of Deana La Rosa and is deemed to beneficially own the shares of Common Stock beneficially owned by Deana La Rosa.

(5)	Represents a 10-year fully vested stock option to purchase 300,000 shares of Common Stock at $1.7332 per share granted to Mrs. La Rosa on February 1, 2024. Deana La Rosa is the spouse of Joseph La Rosa and is deemed to beneficially own the shares of Common Stock and other securities beneficially owned by Joseph La Rosa.

(6)	Includes (i) a fully vested stock option to purchase 20,000 shares of Common Stock at $5 per share granted on March 17, 2022, and expiring on February 15, 2032; and (ii) a 10-year fully vested stock option to purchase 85,625 shares of Common Stock at $1.28 per share granted on November 1, 2023.

(7)	Includes (i) a fully vested stock option to purchase 20,000 shares of Common Stock at $5 per share granted on March 17, 2022, and expiring on February 15, 2032; and (ii) a 10-year fully vested stock option to purchase 107,050 shares of Common Stock at $1.28 per share granted on November 1, 2023.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Set forth below is a description of certain relationships and related person transactions since January 1, 2023, between us or our subsidiaries, and our directors, executive officers and holders of more than 5% of our voting securities that involve the lower of $120,000 or 1% of the average of total assets in the last two fiscal years. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

The Company leases its corporate office from an entity controlled by the Company’s CEO. The rent expense for the years ending December 31, 2024 and 2023 were $142,602 and $134,505, respectively. There is no written agreement, and the rent is determined on a month-to-month basis. There are no future minimum rental payments, and the lease may be cancelled at any time by either party.

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

On July  8, 2024, the Company entered into a Consulting Agreement with LRS ASSOCIATE PARTNERS LLC, owned and controlled by the Company’s director, Michael La Rosa. This agreement has been terminated as of the end of 2024.

On February 1, 2024, the Company entered into an employment agreement with Ms. Deana La Rosa, a spouse of Mr. Joseph La Rosa. Pursuant to the employment agreement, the Company pays to Mrs. La Rosa an annual base salary of $250,000. Following the end of each calendar year beginning with the 2024 calendar year, Mrs. La Rosa shall be eligible to receive an annual performance bonus targeted of up to 50% of her base salary, based on periodic assessments of her performance and upon approval of the Compensation Committee of the Board. The Company also issued to Mrs. La Rosa a non-qualified stock option to purchase 300,000 shares of Common Sstock for $1.7332 per share (the closing price of the Company’s Common Stock on January 31, 2024) pursuant to the Company’s equity incentive plan.

On August 21, 2024, the Company consummated its acquisition of 100% of the membership interests of Nona Title Agency LLC, a Florida limited liability company (“Nona Title”), and an affiliate of Mr. Joseph La Rosa. In that transaction, Mr. La Rosa sold 49% of the membership interests of Nona Title to the Company for a cash payment in the amount of $161,403.80 and issuance of 153,718 unregistered shares of the Company’s Common Stock.

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

The Company repaid the outstanding balances on all of the above listed advances totaling $149,245 at the closing of the Company’s IPO on October 12, 2023.

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

Certain companies owned by Mr. La Rosa have from time-to-time loaned money to one or more of the Company’s subsidiaries, affiliates or franchisees with balances that, in the aggregate, were less than $120,000 or 1% of the Company’s average of total assets at December 31, 2024 and 2023.

Independence of the Board of Directors

Our Board of Directors has determined that a majority of the members of our Board of Directors, including Lourdes Felix, Siamack Alavi, and Ned Siegel, are “independent” as that term is defined under applicable SEC rules and regulations.

In addition, each of the members of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent, as determined in accordance with the applicable independence requirements for each of such committee.

Item 14. Principal Accountant Fees and Services.

During the years ended December 31, 2024 and 2023, we engaged Marcum LLP as our independent registered accounting firm. For the years ended December 31, 2024 and 2023, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees	$295,595	$288,470
Audit-Related Fees	$173,861	$184,232
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$469,456	$472,702

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: The following Financial Statements and Supplementary Data of La Rosa Holdings Corp and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Balance Sheets at December 31, 2024 and 2023;

●	Statements of Operations for the years ended December 31, 2024 and 2023;

●	Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023;

●	Statements of Cash Flows for the years ended December 31, 2024 and 2023; and

●	Notes to Financial Statements.

2.	Exhibits:

The following exhibits are included herein or incorporated by reference.

Exhibit No.	Description
2.1	Reorganization Agreement And Plan of Share Exchange dated July 22, 2021 by and among La Rosa Holdings Corp., La Rosa Coaching, LLC, La Rosa CRE, LLC, La Rosa Franchising, LLC, La Rosa Property Management, LLC, and La Rosa Realty, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.1	Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.2	Amended and Restated Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.3	Bylaws of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.4	Certificate of Amendment to Articles of Incorporation for 3.5 for 1 reverse stock split (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
3.5	Certificate of Correction of Certificate of Amendment to Articles of Incorporation for 10 for 1 reverse stock split (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
3.6	Certificate Of Designations, Preferences And Rights Of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
3.7	Certificate of Amendment to Articles of Incorporation for 2 for 1 forward stock split (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
4.2	Warrant issued to Exchange Listing, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
4.3	Representative Warrant dated as of October 12, 2023, issued by the Company to Alexander Capital L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC as of October 13, 2023).
4.4	Form of 13% OID Senior Secured Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.5	Form of First Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.6	Form of Second Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.7	Common Stock Purchase Warrant dated February 20, 2024 issued to Alexander Capital L.P.(incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
4.8	Form of Warrant issued by the Company on August 12, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
4.9	Form of Global Amendment to the Notes, dated September 25, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 1, 2024).
4.10	Form of Promissory Note dated September 27, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC as of October 1, 2024).

4.11	Form of Promissory Note, dated October 3, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 4, 2024).
4.12	Form of Warrant issued by the Company on November 1, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of November 7, 2024)
4.13	Form of Waiver to the Notes, dated January 8, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of January 10, 2025)
4.14	Form of Amendment No,1 to Waiver, dated January 22, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of January 22, 2025)
4.15	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
4.16	Form of Incremental Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
4.17	Description of Registrant’s Securities
10.1#	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.2#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.3#	Employment Agreement by and between La Rosa Holdings Corp. and Alex Santos, dated January 10, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.4#	Director Agreement by and between La Rosa Holdings Corp. and Thomas Stringer (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.5#	Director Agreement by and between La Rosa Holdings Corp. and Jodi R. White (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.6#	Director Agreement by and between La Rosa Holdings Corp. and Michael La Rosa (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.7#	Director Agreement by and between La Rosa Holdings Corp. and Ned L. Siegel (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.8	Franchise disclosure document of La Rosa Franchising, LLC dated March 2, 2020, and template Franchise Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.9	Capital Market Advisory Agreement by and between La Rosa Realty Corp. and Exchange Listing, LLC dated May 12, 2021 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.10	Lease Agreement by and between Crosscreek Village Station LLC and La Rosa Realty, LLC dated August 2, 2018, for office space located at Crosscreek Village shopping center, St. Cloud Florida (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.11	Lease Agreement by and between LJR Partners LLC and La Rosa Realty, LLC dated May 28, 2021, for office space located at 377-381 N. Krome Avenue, Homestead, Florida (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.12	Lease Agreement by and between Baez-Pavon Ins Group LLC and La Rosa Realty, LLC dated November 16, 2021, for office space located at 3388 Magic Oak LN, Sarasota, Florida (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.13	Amendment to Capital Market Advisory Agreement dated December 16, 2021 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

10.14	(Consulting) Agreement dated January 10, 2022 between La Rosa Holdings Corp. and Bonilla Opportunity Fund I Ltd. (incorporated by reference to Exhibit 10.45 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.15	Stock Purchase Agreement dated as of January 10, 2022 between Bonilla Opportunity Fund I Ltd. and La Rosa Holdings Corp. (incorporated by reference to Exhibit 10.46 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.16	Renewal Note due April 30, 2022 by La Rosa Realty Corp. to ELP Global PLLC dated March 10, 2022 (incorporated by reference to Exhibit 10.47 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.17	Agent Incentive Plan (incorporated by reference to Exhibit 10.48 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.18	Note due December 31, 2021 by La Rosa Realty Corp. and ELP Global PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.19	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated February 25, 2022 (incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.20	Amendment dated April 14, 2022 to the Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.21	Amendment No. 1 to La Rosa Holdings Corp. 2022 Agent Incentive Plan dated April 26, 2022 (incorporated by reference to Exhibit 10.56 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.22#	Form of Amended Employment Agreement by and between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.57 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.23	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.58 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.24	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated May 17, 2022 (incorporated by reference to Exhibit 10.59 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.25	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated June 29, 2022 (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.26	Amendment to Capital Market Advisory Agreement by and between La Rosa Holdings Corp. and Exchange Listing, LLC dated July 1, 2022 (incorporated by reference to Exhibit 10.65 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.27	Amendment to (Consulting) Agreement by and between La Rosa Holdings Corp. and Bonilla Opportunity Fund I Ltd. dated July 20, 2022 (incorporated by reference to Exhibit 10.66 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.28#	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.67 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.29#	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.68 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.30	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated July 28, 2022 (incorporated by reference to Exhibit 10.71 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.31	Amendment dated August 22, 2022 to the Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.32	Capital Market Advisory Agreement by and between La Rosa Realty Corp. and Exchange Listing, LLC dated July 1, 2022 (incorporated by reference to Exhibit 10.73 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).

10.33	Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.74 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.34	Unsecured Subordinated Promissory Note between La Rosa Holdings Corp. and Joseph La Rosa dated October 3, 2022 (incorporated by reference to Exhibit 10.81 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of October 12, 2022).
10.35#	Form of Employment Agreement by and between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.85 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.36	Amendment No. 1 dated October 28, 2022 to the Unsecured Subordinated Promissory Notes by La Rosa Holdings Corp. to Joseph La Rosa dated February 25, 2022, dated April 29, 2022, dated May 17, 2022, dated June 29, 2022, dated July 28, 2022, dated October 3, 2022. (incorporated by reference to Exhibit 10.86 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.37	Amendment dated October 30, 2022 to the Promissory Note by La Rosa Holdings Corp. to ELP Global, PLLC dated July 15, 2021 (incorporated by reference to Exhibit 10.87 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.38	Securities Purchase Agreement by and between La Rosa Holdings Corp. and Named Investors dated November 14, 2022 (incorporated by reference to Exhibit 10.90 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.39	Senior Secured Convertible Promissory Note by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.91 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.40	Pledge and Security Agreement by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.92 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.41	Common Share Purchase Warrant by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.93 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.42#	Amendment No. 1 dated November 14, 2022 to the Employment Agreement between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.94 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.43	Convertible Original Issue Discount Promissory Note by and Between La Rosa Holdings Corp. and Joseph La Rosa dated December 2, 2022 (incorporated by reference to Exhibit 10.95 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of January 6, 2023).
10.44	Common Stock Purchase Warrant by and between La Rosa Holdings Corp. and Joseph La Rosa dated December 2, 2022. (incorporated by reference to Exhibit 10.96 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of January 6, 2023).
10.45	Form of Debt Exchange Agreement (incorporated by reference to Exhibit 10.97 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.46	Amendment No. 2 dated February 16, 2023 to Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.99 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.47	Form of Series A Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.100 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.48	Debt Exchange Agreement between La Rosa Holdings Corp. and Joseph La Rosa dated March 27, 2023 (incorporated by reference to Exhibit 10.101 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
10.49	Share vesting, cancellation and reissuance agreement by and between La Rosa Holdings Corp., Bonilla Opportunity Fund I, LTD, CGB-TRUST-1001-01-13-22 and ELG Trust 1004-09-01-13, dated December 8, 2022 (incorporated by reference to Exhibit 10.102 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.50#	Amendment dated May 17, 2023 to the Employment Agreement between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.103 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).

10.51#	Amendment dated May 17, 2023 to the Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph LaRosa dated April 29, 2022 (incorporated by reference to Exhibit 10.104 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.52	Amendment No. 1 dated May 18, 2023 to the Share Vesting, Cancellation and Reissuance Agreement between La Rosa Holdings Corp., Bonilla Opportunity Fund I, LTD, CGB-TRUST-1001-01-13-22 and ELG Trust 1004-09-01-13 dated December 8, 2022. (incorporated by reference to Exhibit 10.105 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).
10.53	Amendment No. 2 dated June 8, 2023 to the Share Vesting, Cancellation and Reissuance Agreement between La Rosa Holdings Corp., Bonilla Opportunity Fund I, LTD, CGB-TRUST-1001-01-13-22 and ELG Trust 1004-09-01-13 dated December 8, 2022 (incorporated by reference to Exhibit 10.106 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 21, 2023).
10.54	Extension agreement between Emmis Capital II, LLC and La Rosa Holdings Corp. dated June 21, 2023 (incorporated by reference to Exhibit 10.107 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 21, 2023).
10.55	Lease Extension Agreement between La Rosa Realty, LLC and LJR Partners, LLC dated May 10, 2023 (incorporated by reference to Exhibit 10.108 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of July 14, 2023).
10.56	Amendment No. 3 dated July 12, 2023 to Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.109 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of July 14, 2023).
10.57	Amendment No. 4 dated August 25, 2023 to Unsecured Subordinated Promissory Note No. A-1 between La Rosa Holdings Corp. and Gina Salerno dated August 22, 2022 (incorporated by reference to Exhibit 10.110 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of September 1, 2023).
10.58	Standard Merchant Cash Advance Agreement between La Rosa Holdings Corp. and Cedar Advance LLC dated July 3, 2023 (incorporated by reference to Exhibit 10.111 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of September 1, 2023).
10.59#	Amendment dated August 14, 2023 to the Employment Agreement between La Rosa Holdings Corp. and Kent Metzroth dated November 1, 2022 (incorporated by reference to Exhibit 10.112 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of September 1, 2023).
10.60	Stock Purchase Agreement dated as of January 6, 2022 by and among La Rosa Holdings Corp. and Norkis Fernandez and La Rosa Realty Lake Nona, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Form S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.61	Amendment dated September 15, 2022 to Stock Purchase Agreement dated January 6, 2022 by and among La Rosa Holdings Corp. and La Rosa Realty Lake Nona, Inc. (incorporated by reference to Exhibit 10.75 of the Company’s Form S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.62	Membership Interest Purchase Agreement dated as of December 21, 2021 by and among La Rosa Holdings Corp. and Maria Flores-Garcia and Horeb Kissimmee Realty LLC (incorporated by reference to Exhibit 10.43 of the Company’s Form S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).
10.63	Amendment dated September 15, 2022 to Membership Interest Purchase Agreement dated December 21, 2021 by and among La Rosa Holdings Corp. and Horeb Kissimmee Realty, LLC (incorporated by reference to Exhibit 10.78 of the Company’s S-1 (File No. 333-264372) filed with the SEC as of September 12, 2023).

10.64#	Amendment No. 2 dated December 7, 2023 to Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 8, 2023).
10.65	Membership Interest Purchase Agreement dated as of December 12, 2023 by and among La Rosa Holdings Corp., La Rosa Realty CW Properties, LLC and the CWP Selling Member. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.66	Membership Interest Purchase Agreement dated as of December 13, 2023 by and among La Rosa Holdings Corp., La Rosa Realty Premier, LLC and the Premier Selling Member. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.67	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.68	Membership Interest Purchase Agreement dated as of December 20, 2023 by and among La Rosa Holdings Corp., La Rosa Realty Orlando, LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 27, 2023).
10.69	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of December 27, 2023).
10.70	Form of membership Interest Purchase Agreement dated as of December 28, 2023 by and among La Rosa Holdings Corp., La Rosa Realty North Florida, LLC and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of January 4, 2024).
10.71	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of January 4, 2024).
10.72#	Employment agreement between Deana La Rosa and La Rosa Holdings Corp. dated January 31, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 1, 2024).
10.73#	Amendment dated February 1, 2024 to the employment agreement between Kent Metzroth and La Rosa Holdings Corp. dated November 1, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 1, 2024).
10.74	Membership Interest Purchase Agreement dated as of February 21, 2024 by and among La Rosa Holdings Corp., La Rosa Realty Winter Garden LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 23, 2024).
10.75	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 23, 2024).
10.76	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.77	Form of Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.78	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.79	Form of First Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.80	Form of Second Warrant (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.81	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.82	Membership Interest Purchase Agreement dated as of March 7, 2024 by and among La Rosa Holdings Corp., La Rosa Realty Georgia LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of March 13, 2024).

10.83	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of March 13, 2024).
10.84	Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan (incorporated by reference to Exhibit 10.114 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.85	Form of Stock Purchase Agreement dated as of March 15, 2024 by and among La Rosa Holdings Corp., La Rosa Realty California and the Selling Stockholder (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of March 21, 2024).
10.86	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of March 21, 2024).
10.87	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.88	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.89	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.90	Form of Commercial Lease Agreement by and between Hayward Area Historical Society and Yeimalis Acevedo-Rasmussen dated November 4, 2021, for office space located at: 22392 Foothill Blvd., Hayward CA 94541 (incorporated by reference to Exhibit 10.120 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.91	Form of Lease Agreement by and Between 1146 Vision Holdings LLC and La Rosa Realty LLC dated July 1, 2023, for office space located at: 1420 Celebration Blvd, Suite 101, 103, Celebration, FL 34747 (incorporated by reference to Exhibit 10.121 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.92	Form of Lease Agreement by and between G&L Mast LLC and La Rosa Realty LLC dated February 8, 2024, for office space located at: 3407 Magic Oak Lane, Sarasota, Florida (incorporated by reference to Exhibit 10.122 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.93	Form of Office Lease Agreement by and between TGC MS Phase I North LLC and La Rosa Realty Group LLC dated February 21, 2019, for office space located at: 15500 New Barn Road, Miami Lakes, Miami-Dade County, Florida 33014 (incorporated by reference to Exhibit 10.123 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.94	Form of Lease Agreement by and between La Rosa Realty Georgia LLC and American Capital Properties, LLC, dated April 2, 2024, for office space located at: 3483 Satellite Blvd, Suite 115 South, Duluth, Gwinnett County, Georgia 30096 (incorporated by reference to Exhibit 10.124 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.95	Form of Commercial Lease Agreement by and between Holder Investments, Inc. and La Rosa Realty, LLC, dated March 1, 2024, for office spaces located at: 1165 E Plant St., Unit 8, Winter Garden, Florida 34787 (incorporated by reference to Exhibit 10.125 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.96	Form of Retail Lease Agreement by and between SGO Osceola village, LLC and La Rosa Realty, LLC dated July 13, 2016, for office space located at: 3032 Dyer Blvd., Kissimmee, Florida 34741 (incorporated by reference to Exhibit 10.126 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.97	Form of Assignment, Assumption and Consent Agreement by and among La Rosa Realty, LLC, Horeb Kissimmee Realty LLC, and SGO Osceola Village, LLC dated November 30, 202, for office space located at: 3032 Dyer Blvd., Kissimmee, Florida 34741 (incorporated by reference to Exhibit 10.127 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.98	Form of Commercial Lease Agreement by and between La Rosa Realty Kissimmee and Horeb Legacy Investments LLC, dated December 1, 2022, for office space located at: 3040 Loopdale Lane, Kissimmee, Florida 34741 (incorporated by reference to Exhibit 10.128 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.99	Form of Lease Agreement by and between Baymeadows Properties LLC and La Rosa Realty North Florida LLC dated October 1, 2020, for office space located at: 9250 Baymeadows Road, Jacksonville, Florida 32256 (incorporated by reference to Exhibit 10.129 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.100	Form of Lease Agreement by and between Epiphany Property Holdings, LLC and La Rosa Realty/the Executive Group, Inc., dated August 29, 2022, for office space located at: 1805 W. Colonial Dr., Unit C-1, Orlando, Florida 32804 (incorporated by reference to Exhibit 10.130 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.101	Form of Office Lease Agreement by and between Daia Group LLC, La Rosa Realty Georgia, LLC and Coldwell Banker Commercial Metro Brokers, dated April 6, 2021, for office space located at: 5855 Medlock Bridge Parkway, Suite 100, Alpharetta, Georgia 30022 (incorporated by reference to Exhibit 10.131 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).

10.102	Form of Shopping Center Lease Agreement by and between Deno P. Dikeou and La Rosa Realty, LLC, dated September 9, 2016 with seven addenda, for office space located at: 626 N. Alafaya Trail, #297, Orlando, Florida 32828 (incorporated by reference to Exhibit 10.132 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.103	Form of Commercial Sublease Agreement by and Between La Rosa Realty Georgia and Carmen Delgado, dated January 1, 2024, for office space located at: 175 John W. Morrow Jr. Pkwy, Gainsville, Georgia 30501 (incorporated by reference to Exhibit 10.133 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.104	Form of Commercial Net Lease for Part of Building by and between Baez-Pavon Insurance Group LLC and La Rosa Realty LLC dated January 1, 2023, for office space located at: 3388 Magic Oak Lane, Sarasota, Florida 34232 (incorporated by reference to Exhibit 10.134 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.105	Form of Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated March 22, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829 (incorporated by reference to Exhibit 10.135 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.106	Form of First Amendment to Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated April 1, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829 (incorporated by reference to Exhibit 10.136 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.107	Form of Lease Agreement by and between the Executive Group and WCDO, LLC, dated March 10, 2014, with addenda, for office space located at: 1805 W. Colonial Dr., Unit B-1 Orlando, Florida 32804 (incorporated by reference to Exhibit 10.137 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.108	Form of Amendment to Lease by and between Epiphany Property Holdings, LLC, and the Executive Group, Inc., dated June 18, 2021, for office space located at: 1805 W. Colonial Dr., Unit B-1, Orlando, Florida 32804 (incorporated by reference to Exhibit 10.138 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.109	Form of Amendment to Lease by and between Epiphany Property Holdings, LLC, and the Executive Group, Inc., dated June 18, 2021, for office space located at: 1805 W. Colonial Dr., Unit B-2, Orlando, Florida 32804 (incorporated by reference to Exhibit 10.139 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.110	Renewal letter dated March 14, 2022 to the Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated March 22, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829 (incorporated by reference to Exhibit 10.140 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.111	Director Agreement by and between Lourdes Felix and La Rosa Holdings Corp., dated April 17, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 19, 2024).
10.112	Membership Interest Purchase Agreement, dated April 18, 2024, by and among La Rosa Holdings Corp., La Rosa Realty Lakeland LLC and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 24, 2024).
10.113	Leak-Out Agreement, dated April 18, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of April 24, 2024).
10.114	Amendment, dated April 26, 2024, to the Stock Purchase Agreement, dated March 15, 2024, between La Rosa Holdings Corp. and Selling Stockholder of La Rosa Realty California (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 26, 2024).
10.115	Standard Merchant Cash Advance Agreement, dated May 20, 2024, between La Rosa Holdings Corp. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2024).
10.116	Membership Purchase Agreement, dated May 24, 2024, by and among La Rosa Holdings, Corp., La Rosa Realty Success, LLC, and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2024).
10.117	Leak-Out Agreement, dated May 24, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2024).
10.118	Form of 13% OID Senior Secured Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.119	Form of First Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.120	Form of Second Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.121	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.122	Form of Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).

10.123	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.124	Form of Securities Purchase Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.125	Form of Registration Rights Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.126	Form of Amendment No. 1 dated August 9, 2024 to the Securities Purchase Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.127	Form of Amendment No. 2 dated August 13, 2024 to the Securities Purchase Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.128	Membership Purchase Agreement, dated August 19, 2024, by and among La Rosa Holdings, Corp., BF Prime LLC, and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 22, 2024).
10.129	Leak-Out Agreement, dated August 19, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of August 22, 2024).
10.130	Form of the Amendment No. 1 dated August 20, 2024 to the Membership Interest Purchase Agreement dated as of December 28, 2023 by and among La Rosa Holdings Corp., La Rosa Realty North Florida, LLC and the NF Selling Member (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of August 22, 2024).
10.131	Form of Membership Interest Purchase Agreement dated as of August 21, 2024 by and among La Rosa Holdings Corp., Nona Title Agency LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 22, 2024).
10.132	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of August 27, 2024).
10.133	Amendment No. 3 dated September 19, 2024 to Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of September 20, 2024).
10.134	Form of Director Agreement by and between Siamack Alavi and La Rosa Holdings Corp., dated October 4, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 4, 2024).
10.135	Standard Merchant Cash Advance Agreement, dated October 7, 2024, between the Company and Arin Funding LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 11, 2024).
10.136	Standard Merchant Cash Advance Agreement, dated October 7, 2024, between the Company and Cedar Advance LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of October 11, 2024).
10.137	Form of Mediated Settlement Agreement by and among La Rosa Holdings Corp., Nona Legacy Powered by La Rosa Realty, Inc., Joseph La Rosa, and Norkis Fernandes dated October 18, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 24, 2024).
10.138	Form of Assignment of Capital Stock dated October 21, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of October 24, 2024).
10.139	Form of Stock Pledge Agreement by and between La Rosa Holdings Corp. and Norkis Fernandez, dated October 18, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of October 24, 2024)
10.140	Form of Securities Purchase Agreement by and between the Company and Abri Advisors, Ltd. dated November 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of November 7, 2024).
10.141	Form of Registration Rights Agreement by and between the Company and Abri Advisors, Ltd. dated November 1, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of November 7, 2024).
10.142	Membership Interest Purchase Agreement by and between the Company, La Rosa Realty Premier, LLC, and the Selling Member, dated November 11, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of November 14, 2024)
10.143	Form of the Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of November 14, 2024)
10.144	Amended and Restated La Rosa Holdings Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.174 of the Company’s Quarterly Report on Form 10-Q filed with the SEC as of November 19, 2024).
10.145	Second Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan (incorporated by reference to Exhibit 10.175 of the Company’s Quarterly Report on Form 10-Q filed with the SEC as of November 19, 2024).
10.146	Form of Membership Interest Purchase Agreement, dated December 31, 2024, by and among La Rosa Holdings Corp., La Rosa Realty Beaches LLC, Baxpi Holdings LLC, and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of January 7, 2025)
10.147	Form of Leak-Out Agreement, dated December 31, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of January 7, 2025)

10.148	Form of Warrant Redemption and Cancellation Agreement, dated January 21, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of January 22, 2025)
10.149	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.150	Form of Security and Pledge Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.151	Form of Intellectual Property Security Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.152	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.153	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.154	Form of Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.155	Form of Lock-Up Agreement of a certain investor (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.156	Form of Lock-Up Agreement of the Chief Executive Officer of the Company (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.157	Amendment No. 4, dated February 3, 2025, to the Amended and Restated Employment Agreement dated April 29, 2022, as amended (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.158	Third Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
19.1	Insider Trading Policy of La Rosa Holdings Corp. (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
19.2	Amended and Restated Insider Trading Policy of La Rosa Holdings Corp. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2024).
21.1	List of subsidiaries
23.1	Consent of Marcum LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
99.1	La Rosa Holdings Corp. Audit Committee Charter (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
99.2	La Rosa Holdings Corp. Compensation Committee Charter (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
99.3	La Rosa Holdings Corp. Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

#	Management contracts or compensatory plans, contracts or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LA ROSA HOLDINGS CORP.

Dated: April 15, 2025	/s/ Joseph La Rosa
Joseph La Rosa
President, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph La Rosa	Founder, President, Chief Executive Officer, Interim Chief Financial	April 15, 2025
Joseph La Rosa	Officer and Director (Principal Executive Officer and Chief Accounting Officer)

/s/ Michael A. La Rosa	Director	April 15, 2025
Michael A. La Rosa

/s/ Ned L. Siegel	Director	April 15, 2025
Ned L. Siegel

/s/ Siamack Alavi	Director	April 15, 2025
Siamack Alavi

/s/ Lourdes Felix	Director	April 15, 2025
Lourdes Felix