Form 10-Q
period 2025-03-31
La Rosa Holdings Corp.
filed 2025-05-29
CIK 1879403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 27, 2025, the registrant had 58,285,266 shares of common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Current assets:
Cash	$2,853,535	$1,442,901
Restricted cash	2,065,812	2,137,707
Accounts receivable, net of allowance for credit losses of $312,247 and $166,504, respectively	1,184,252	931,662
Other current assets	28,111	1,788
Total current assets	6,131,710	4,514,058

Noncurrent assets:
Property and equipment, net	8,448	9,411
Right-of-use asset, net	1,241,409	997,715
Intangible assets, net	5,610,997	5,840,080
Goodwill	8,012,331	8,012,331
Other long-term assets	37,959	33,831
Total noncurrent assets	14,911,144	14,893,368
Total assets	$21,042,854	$19,407,426
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,767,247	$2,376,704
Accrued expenses	560,697	738,065
Contract liabilities	198,896	7,747
Line of credit	144,618	148,976
Derivative liability	81,360,000	1,607,544
Advances on future receipts	—	618,681
Accrued acquisition cash consideration	170,000	381,404
Notes payable, current	15,443,757	2,187,673
Lease liability, current	456,901	473,733
Total current liabilities	100,102,116	8,540,527

Noncurrent liabilities:
Note payable, net of current	1,437,625	1,475,064
Security deposits and escrow payable	2,065,812	2,137,707
Lease liability, noncurrent	811,395	545,759
Other liabilities	2,950	32,950
Total non-current liabilities	4,317,782	4,191,480
Total liabilities	104,419,898	12,732,007

Commitments and contingencies (Note 6)

Stockholders' equity (deficit):
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 2,000 Series X shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock - $0.0001 par value; 250,000,000 shares authorized; 37,415,775 and 21,847,514 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,742	2,185
Additional paid-in capital	34,766,454	29,121,589
Accumulated deficit	(122,271,898)	(26,555,319)
Total stockholders' equity (deficit) – La Rosa Holdings Corp. shareholders	(87,501,702)	2,568,455
Noncontrolling interest in subsidiaries	4,124,658	4,106,964
Total stockholders' equity (deficit)	(83,377,044)	6,675,419
Total liabilities and stockholders' equity (deficit)	$21,042,854	$19,407,426

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$17,514,394	$13,088,899

Cost of revenue	15,976,726	11,926,902

Gross profit	1,537,668	1,161,997

Operating expenses:
Sales and marketing	563,149	232,727
General and administrative	3,727,525	2,321,855
Stock-based compensation — general and administrative	1,914,851	3,191,138
Total operating expenses	6,205,525	5,745,720

Loss from operations	(4,667,857)	(4,583,723)
Other income (expense)
Interest expense, net	(24,341)	(20,252)
Loss on extinguishment of debt	(151,925)	-
Amortization of debt discount	(63,160)	(56,003)
Change in fair value of derivative liability	899,874	(5,000)
Loss on issuance of senior secured convertible note and warrants	(128,836,250)	—
Change in fair value of convertible note and warrants	37,145,000	—
Other (expense) income, net	(226)	—
Loss before provision for income taxes	(95,698,885)	(4,664,978)
Benefit from income taxes	—	—
Net loss	(95,698,885)	(4,664,978)
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	17,694	(66,182)
Net loss after noncontrolling interest in subsidiaries	(95,716,579)	(4,598,796)
Less: Deemed dividend	186,233	230,667
Net loss attributable to common stockholders	$(95,902,812)	$(4,829,463)

Loss per share of common stock attributable to common stockholders
Basic and diluted	$(5.86)	$(0.35)

Weighted average shares used in computing net loss per share of common stock attributable to common stockholders
Basic and diluted	16,358,452	13,672,655

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

					Additional		Noncontrolling
Three Months Ended	Preferred Stock Series X		Common Stock		Paid-In	Accumulated	Interest In	Total
March 31, 2024	Shares	Par Value	Shares	Par Value	Capital	Deficit	Subsidiaries	Equity
Balance as of December 31, 2023	2,000	$—	13,406,480	$1,341	$18,016,400	$(12,107,756)	$3,857,076	$9,767,061
Net loss						(4,598,796)	(66,182)	(4,664,978)
Issuance of common stock for acquisitions			546,423	54	991,716		614,485	1,606,255
Equity awards issued with debt issuance			67,000	7	86,611			86,618
Stock-based compensation			230,000	23	3,191,115			3,191,138
Issuance of common stock for equity awards, net of shares withheld for taxes			2,813	—	(1,958)			(1,958)
Balance as of March 31, 2024	2,000	$—	14,252,716	$1,425	$22,283,884	$(16,706,552)	$4,405,379	$9,984,136

	Preferred Stock Series X		Common Stock		Additional		Total Stockholders'	Noncontrolling	Total
Three Months Ended March 31, 2025	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)	Interest In Subsidiaries	Equity (Deficit)
Balance as of December 31, 2024	2,000	$—	21,847,514	$2,185	$29,121,589	$(26,555,319)	$2,568,455	$4,106,964	$6,675,419
Net loss						(95,716,579)	(95,716,579)	17,694	(95,698,885)
Issuance of common stock for consulting work			2,873,092	287	580,310		580,597	—	580,597
Equity awards issued with debt issuance			2,259,036	226	812,153		812,379		812,379
Stock-based compensation			2,933,219	293	1,325,925		1,326,218		1,326,218
Proceeds from new investors and S-3			7,446,442	745	2,918,447		2,919,192		2,919,192
Issuance of common stock for stock-based compensation equity awards, net of shares withheld for taxes			56,472	6	8,030		8,036		8,036
Balance as of March 31, 2025	2,000	$—	37,415,775	$3,742	$34,766,454	$(122,271,898)	$(87,501,702)	$4,124,658	$(83,377,044)

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(95,698,885)	$(4,664,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,914,851	3,191,138
Loss on issuance of senior secured convertible note and warrants	128,836,250	—
Change in fair value of convertible note and warrants	(37,145,000)	—
Amortization and depreciation	230,046	273,251
Amortization of right-of-use assets	148,514	—
Change in fair value of derivatives	(899,874)	5,000
Amortization of debt discount and financing fees	63,160	56,003
Loss on extinguishment of debt	151,925	—
Non-cash interest expense	(88,113)	14,955
Provision for credit losses	145,743	15,987
Changes in Operating Assets and Liabilities:
Accounts receivable	(398,333)	(12,880)
Other assets	(30,451)	11,726
Accounts payable	(609,457)	390,853
Accrued expenses & other	(89,255)	(14,345)
Contract liabilities	191,149	164,767
Security deposits and escrow payable	(71,895)	120,154
Operating lease liabilities	(143,404)	(89,936)
Net Cash Used in Operating Activities	(3,493,029)	(538,305)
Cash Flows from Investing Activities:
Cash acquired through acquisition of businesses	—	98,612
Net Cash Provided by Investing Activities	—	98,612
Cash Flows from Financing Activities:
Borrowings on bank line of credit	4,493	—
Payments on bank line of credit	(8,851)	—
Proceeds from notes payable	3,408,585	1,000,000
Payments deferred debt issuance costs	(138,895)	(187,974)
Payments on notes payable	(37,397)	(1,201)
Payments on advances on future receipts	(694,871)	(84,463)
Payments on post-acquisition consideration	(241,405)	(45,000)
Repurchase of derivative instruments issued	(379,083)	—
Proceeds from issuance of common stock	2,919,192	—
Withholding tax paid on behalf of employees on stock-based awards	—	(1,958)
Net Cash Provided by Financing Activities	4,831,768	679,404

Net Increase in Cash and Restricted Cash	1,338,739	239,711
Cash and Restricted Cash at Beginning of Period	3,580,608	2,443,827
Cash and Restricted Cash at End of Period	$4,919,347	$2,683,538

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$327,118	$10,786
Taxes	$—	$—

Non-Cash Activities:
Issuance of 2,259,036 shares of common stock as part of the settlement of notes payable and warrants	$812,379	$—
Issuance of 5,806,311 shares of common stock for services rendered	$1,906,815	$—
Office leases acquired under operating lease obligations	$392,208	$384,112
Issuance of 546,423 shares of common stock as consideration of acquisitions of businesses	$—	$991,770
Issuance of 67,000 shares of common stock as part of the issuance of notes payable	$—	$86,618
Convertible debt and related party debt exchanged for 1,608 shares of Series A Convertible Preferred Stock	$—	$1,615,085
Increase in accounts payable related to deferred offering costs	$—	$688,320
Issuance of 230,000 shares of common stock for services rendered	$—	$402,589
Derivative liability embedded in debt instruments	$—	$117,300

Reconciliation of Cash and Restricted Cash
Cash	$2,853,535	$1,079,161
Restricted Cash	2,065,812	1,604,377
Cash and Restricted Cash	$4,919,347	$2,683,538

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The Company has made estimates and judgements affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited and reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented, which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to the Company’s going concern assessment. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values.

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

Results of the three-month period ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the Company as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements referred to above.

Accounts Receivable and Allowance for Credit Losses

The Company’s trade accounts receivable consist of balances due from agents, tenants, franchisees, and commissions for closings and are presented on the consolidated balance sheets net of the allowance for credit losses. Management determines the allowance for expected credit losses based upon historical experiences as well as current conditions that affect the collectability of the reported amount and regularly evaluates individual customer receivables and considering financial condition, credit history, current economic conditions and other relevant factors, in setting specific reserves for certain accounts. Receivables are written off once they are deemed uncollectible, which may arise when the debtor is deemed unable to pay the amounts owed to the Company. The allowance for credit losses was $312,247 and $166,504 as of March 31, 2025 and December 31, 2024, respectively. Estimates of uncollectible accounts receivable are recorded to general and administrative expense.

The activity for the allowance for credit losses during the three months ended March 31, 2025 and 2024 is set forth in the table below:

	Balance at		Deductions	Balance at
	Beginning of	Charged to	from the	End of
	Period	Expenses	Allowance	Period
Three Months ended March 31, 2025 Allowance for Credit Losses	$166,504	$145,743	$-	$312,247
Three Months ended March 31, 2024 Allowance for Credit Losses	$83,456	$17,136	$(1,149)	$99,443

Liquidity – Going Concern and Management’s Plans

On March 31, 2025, the Company had a cash balance of $4.9 million and negative working capital of $94.0 million.

On February 4, 2025 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), with an institutional investor (the “Investor”) in which the Company obtained gross proceeds of $4,963,750. The Company used $2.7 million of the proceeds to pay-off certain indebtedness, pay certain outstanding fees and expenses (including expenses of the offering, and fees payable to the placement agent and advisors), and general corporate purposes. See Note 5 – Borrowings for further discussion.

La Rosa Holdings Corp. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Furthermore, during the period required to achieve substantially higher revenue in order to become profitable, the Company will require additional funds that might not be readily available or might not be on terms that are acceptable to the Company. Until such time that the Company fully implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. As such, the Company anticipates that its existing working capital, including cash on hand, and cash generated from operations, will not be sufficient to meet projected operating expenses through at least the next twelve months from the issuance of these condensed consolidated financial statements. The Company will be required to raise additional capital to service its debt and to fund ongoing operations.

The Company has incurred recurring net losses, and the Company’s operations have not provided net positive cash flows. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company plans on continuing to expand via acquisitions, which will help achieve future profitability. Additionally, the Company has plans to raise capital from outside investors, as it has done in the past, to fund operating losses and to provide capital for further business acquisitions. There can be no assurance the Company can successfully raise the capital needed.

Fair Value Option of Accounting

The Company has elected the option under Accounting Standards Codification 825-10, Financial Instruments (“ASC 825”), to measure its short-term convertible note payable issued during the quarter at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. When the fair value option is elected for an instrument, unrealized gains and losses for such instrument are reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company also elected to measure the incremental warrants included in the transaction under ASC 825.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment, to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the chief operating decision maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification 280, Segment Reporting, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. The Company adopted ASU No. 2023-07 effective December 31, 2024.

Recently Issued Accounting Standards Not Yet Adopted

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this Update require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements. A Variable Interest Entity (VIE) is a legal entity in which an investor holds a controlling interest that is not based on majority voting rights.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)- Clarifying the Effective Date. The amendment in this Update amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

Note 2 — Business Combinations

The Company completed a number of acquisitions in the first quarter of 2024. The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided and may consist of cash, equity, or a combination of the two, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies.

La Rosa Holdings Corp. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

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

	Winter Garden	Georgia	California	Total
Acquired ownership	100%	51%	51%
Acquisition date	2/21/2024	3/7/2024	3/15/2024
Common stock issued	268,858	276,178	1,387	546,423

	(unaudited)
Equity consideration — purchase price	$352,204	$516,452	$123,113	$991,769
Noncontrolling interest	—	496,200	118,285	614,485
Acquisition date fair value	$352,204	$1,012,652	$241,398	$1,606,254

Purchase price allocation	$352,204	$1,012,652	$241,398	$1,606,254
Less fair value of net assets acquired:
Cash	17,624	79,553	1,435	98,612
Working capital (less cash)	(17,149)	(54,991)	(45,027)	(117,167)
Intangible assets	171,767	446,657	111,202	729,626
Long-term assets	—	91,118	106,542	197,660
Long-term liabilities	—	(98,641)	(69,449)	(168,090)
Net assets acquired	172,242	463,696	104,703	740,641
Goodwill	$179,962	$548,956	$136,695	$865,613

Goodwill generated from the acquisition was primarily attributable to expected synergies from future growth and strategic advantages provided through expansion and was not expected to be deductible for income tax purposes.

During the year ended December 31, 2024, after an impairment evaluation, the Company recognized an impairment charge of $787 thousand.

The classes of intangible identifiable assets acquired and the estimated useful life of each class is presented in the table below for the three acquisitions:

	Winter Garden	Georgia	California	Total
	(unaudited)
Franchise agreement (10 to 11 years)	$146,990	$356,200	$92,367	$595,557
Agent relationships (8 to 11 years)	—	43,447	7,657	51,104
Real estate listings (1 year)	22,239	37,310	10,417	69,966
Non-compete agreements (4 years)	2,538	9,700	761	12,999
Total identifiable intangible assets acquired	$171,767	$446,657	$111,202	$729,626

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The amounts of revenue, cost of revenue, gross profit, and loss from operations before income taxes of the three acquisitions included in the Company’s condensed consolidated statement of operations from the date of the acquisition for the three-month period ended March 31, 2024 was as follows:

Three Months Ended
March 31, 2024
Revenue	$245,436
Cost of revenue	$229,712
Gross profit	$15,725
Loss before provision for income taxes	$(11,983)

The following unaudited pro forma financial information presents the combined operating results of the Company, Winter Garden, Georgia, California, Lakeland, Success, BF Prime, Nona Title, Beaches and Baxpi, as if each acquisition had occurred as of January 1, 2024. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of the Company’s future consolidated results.

The unaudited pro forma financial information is presented in the table below for the three-month periods ended March 31, 2024:

March 31, 2024
Revenue	$15,262,890
Cost of revenue	13,793,373
Gross profit	$1,469,517

Loss before provision for income taxes	$(4,775,820)
Loss per share of common stock attributable to common stockholders, basic and diluted	$(0.38)
Weighted average shares used in computing net loss per share of common stock attributable to common stockholders	16,237,452

Note 3 — Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill as of both March 31, 2025 and December 31, 2024 was $8,012,331.

Intangible Assets

Intangible assets consist of franchise agreements, agent relationships, real estate listings, and non-compete agreements, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there was no impairment during the three months ended March 31, 2025.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The components of purchased intangible assets were as follows:

	Weighted Average
	Remaining	March 31, 2025
	Amortization	Gross
	Period (in years)	Carrying Amount	Accumulated Amortization	Net Amount
Franchise agreement	9	5,249,482	592,717	4,656,765
Agent relationships	7	916,282	120,276	796,006
Real estate listings	0	564,756	537,179	27,577
Non-compete agreements	3	188,748	58,099	130,649
Total	9	$6,919,268	$1,308,271	$5,610,997

	Weighted Average
	Remaining	December 31, 2024
	Amortization	Gross
	Period (in years)	Carrying Amount	Accumulated Amortization	Net Amount
Franchise agreement	9	5,249,482	467,138	4,782,344
Agent relationships	8	916,282	93,431	822,851
Real estate listings	0	564,756	472,543	92,213
Non-compete agreements	3	188,748	46,076	142,672
Total	9	$6,919,268	$1,079,188	$5,840,080

For the three months ended March 31, 2025 and 2024, amortization expense was $229 thousand and $183 thousand respectively. The remaining estimated amortization expense is expected to be as follows:

March 31, 2025
2025 - remainder of the year	$520,860
2026	657,711
2027	654,098
2028	611,917
2029	609,696
Thereafter	2,556,715
Total	$5,610,997

Note 4 — Fair Value Measurements and Other Liabilities

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

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The Company determined that on March 31, 2025 and December 31, 2024, certain instruments qualified as derivative liabilities and were recorded at fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings.

On February 4, 2025, the Company entered into an SPA with an investor for a Senior Secured Convertible Note (“Convertible Note”) with a face value of $5,500,000 and sixteen Incremental Warrants exercisable for a face amount of $2,500,000 each. See Note 5 – Borrowings for further discussion.

The purchase price paid by the Investor under the SPA for the Convertible Note and Incremental Warrants was $4,963,750. It was determined that the note and warrants within this transaction met the requirements for the Fair Value Option under ASC 825, in which the Company elected. Using the fair value option, the Convertible Note is required to be recorded at initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as gain/loss on fair value adjustment within other income (expenses) in the Company’s unaudited condensed consolidated statements of operations.

As a result of applying the fair value option, direct costs and fees related to the Convertible Note were expensed as incurred and were not deferred.

The following table provides the fair value and contractual principal balance outstanding on the Convertible Note and the Incremental Warrants accounted for under the fair value option as of February 4, 2025 and March 31, 2025:

	As of	As of
	February 4, 2025	March 31, 2025
Convertible Note fair value	$33,000,000	$15,295,000
Convertible Note, contractual principal outstanding	$5,500,000	$5,500,000
Incremental Warrants	$100,800,000	$81,360,000

The fair value of the Convertible Note was calculated using a fair value analysis considering the following factors and assumptions:

	February 4, 2025(1)	March 31, 2025(1)
Stock Price	$0.40	$0.18
Conversion Price	$0.45	$0.45
Alternate Conversion Price	$.07912	$.07912
Alternate Conversion Amount	120.00%	120.00%
Redemption Premium	120.00%	120.00%
Interest Rate	12.00%	12.00%

(1)	The fair value analysis of the convertible notes was performed under the assumption of immediate conversion as of the valuation date. The stock price, classified as a Level 1 input under the fair value hierarchy, was utilized in the analysis. Potential ownership limitations or conversion blockers were not incorporated into the valuation, as the analysis assumed full conversion in a single transaction without restriction.

The fair value of the Incremental Warrants were calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	February 4, 2025(1)	March 31, 2025(1)
Face Value	$2,500,000	$2,500,000
Exercise Price	$2,256,250	$2,256,250
Stock Price	$0.40	$0.18
Exercise Threshold	20% of Min price(2)	20% of Min price(2)
Valuation per Incremental Warrant upon exercise	$12,600,000	$10,170,000
Discount Rate	28.70%	30.69%
Risk Free Rate	4.18%	4.03%
Annualized Volatility	88.0%	100.0%
Forecast horizon (years)	0.08	0.08

(1)	The fair value analysis of the Incremental Warrants was performed under the assumption of immediate conversion as of the valuation date. The stock price, classified as a Level 1 input under the fair value hierarchy, was utilized in the analysis. Potential ownership limitations or conversion blockers were not incorporated into the valuation, as the analysis assumed full conversion in a single transaction without restriction.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,607,544	$1,607,544

At December 31, 2024, the estimated fair value of the derivative liability tied to the three vested warrants held by an institutional investor and remeasured on a recurring basis amounted to $1,607,544.

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$81,360,000	$81,360,000
Convertible note	$-	$-	$15,295,000	$15,295,000

At March 31, 2025, warrants held by an institutional investor were eliminated through exercising and a redemption and cancellation agreement for $379,083. The Company recorded a derivative liability related to the Incremental Warrants issued in connection with the SPA dated February 4, 2025. The Incremental Warrants’ fair value at date of issuance was $100,800,000 and were remeasured at March 31, 2025 with a fair value of $81,360,000. The analysis assumes immediate conversion upon issuance and does not incorporate ownership limitations or conversion blockers that could otherwise restrict full exercise or conversion.

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the three-month periods ended March 31, 2025 and 2024:

Balance – January 1, 2025	$0
Issuance of Convertible Note	33,000,000
Change in fair value of Convertible Note	(17,705,000)
Balance – March 31, 2025	$15,295,000

	2025	2024
Balance – January 1,	$1,607,544	$-
Issuance of derivative liability	100,800,000	117,300
Cash paid to settle derivative liability	(379,083)	-
Issuance of cashless shares for exercising warrants	(328,587)	-
Extinguishment of derivative liability	(366,308)	-
Change in fair market value - extinguished warrants	(533,566)	5,000
Change in fair market value - new warrants	(19,440,000)	-
Balance – March 31,	$81,360,000	$122,300

The fair value of the derivative liability related to the three eliminated Warrants, was computed using the Black-Scholes model both when issued and on the balance sheet date. To determine the fair value, the Company incorporated transaction details such as the price of the Company’s common stock, contractual terms, maturity, and risk-free rates, as well as assumptions about future financings, volatility, probability of contingencies, and holder behavior. The fair value of the derivative liability on the issuance date and the balance sheet date and the assumptions used in the Black-Scholes model are set forth in the table below.

December 31,
2024
Weighted average fair value	$0.87
Dividend yield	—
Expected volatility factor	72.7%
Risk-free interest rate	4.3%
Expected life (in years)	5.5

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to annual dues received at the start of the calendar year. As of March 31, 2025, the Company has approximately $199 thousand of remaining performance obligations, all of which will be recognized into revenue by the end of the calendar year. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 5 — Borrowings

Line of Credit

The Company has a line of credit with Regions Bank that allows for advances up to $150,000 with interest at the Prime Rate plus 4.75% with a floor of 4.75% and no maturity date. On March 31, 2025, the outstanding balance on the line of credit was $144,618 at a prime rate of 7.50% plus 4.75%, or 12.25%. On December 31, 2024, the outstanding balance on the line of credit was $148,976 at a prime rate of 7.75% plus 4.75%, or 12.50%. The line of credit is collateralized by Company assets. The interest expense incurred for the line of credit was $4,494 and $365 for the three months ended March 31, 2025 and 2024, respectively.

Security Purchase Agreement

On February 4, 2025, the Company and an Investor entered into the SPA, pursuant to which the Company issued to the Investor on such date: (i) a Senior Secured Convertible Note in the original principal amount of $5,500,000 which matures on February 4, 2027 (the “Initial Note”); and (ii) sixteen (16) warrants (the “Incremental Warrants”), each to purchase additional Notes in an original principal amount up to $2,500,000 at an exercise price of $2,256,250, in substantially the same form as the Initial Note (the “Incremental Notes” and together with the Initial Note, the “Notes”). The purchase price paid by the Investor under the SPA for the Initial Note and Incremental Warrants was $4,963,750.

The Initial Note accrues interest at a rate of 12% per annum, calculated on the basis of a 360-day year. Interest is payable quarterly in arrears, meaning that payments are due at the end of each calendar quarter for interest accrued during that quarter. The interest expense incurred for the Initial Note was $102,667 and $0 for the three months ended March 31, 2025 and 2024, respectively.

In connection with the closing of the Senior Secured Convertible Note, the Company entered into a Registration Rights Agreement dated February 4, 2025, obligating the Company to file and maintain the effectiveness of one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon conversion of the Notes and related instruments. The Company was required to file an initial registration statement with the SEC within 30 calendar days of the closing date and have it declared effective within 90 calendar days (or 120 days if subject to full SEC review). Failure to meet filing or effectiveness deadlines, maintain effectiveness, or satisfy Rule 144 information requirements may trigger cash penalties equal to 2% of the original principal amount of the Notes and applicable incremental notes per 30-day period, prorated for partial periods, until cured. The Company is also subject to certain limitations on entering into conflicting registration rights agreements through the applicable date and must allocate available registration capacity pro rata among holders.

The Notes may be prepaid by the Company, in whole or in part, at its option with at least 30 calendar days’ notice to the holder, provided no Event of Default has occurred and is continuing. Voluntary prepayments are subject to a redemption premium equal to 120% of the outstanding principal, accrued interest, and any applicable charges being redeemed. The Company may not issue more than one redemption notice within any 20-trading-day period, and such notices are irrevocable once issued.

Certain mandatory redemptions, including those triggered by Events of Default, Bankruptcy Events, or Change of Control transactions, are contractually deemed voluntary prepayments and are also subject to the 120% redemption premium. The redemption price in such scenarios is the greater of (i) 120% of the outstanding amount or (ii) a formula based on the conversion rate and the highest closing price of the Company’s common stock during a specified period.

Other redemptions, such as those triggered by subsequent placements or asset sales, are payable at 100% of the applicable amount and are not subject to a premium.

Cash Advance Agreements

On February 5, 2025, the Company paid off their Standard Merchant Cash Advance Agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) in the amount of $354,450, resulting in a loss on extinguishment of debt of $83,310. The Company also paid off their other Standard Merchant Cash Advance Agreement (the “Arin Cash Advance Agreement”) with Arin Funding LLC (“Arin”) in the amount of $340,421, resulting in a loss on extinguishment of debt of $68,615. The amortization of financing fees incurred for MCA loans were $63,160 and $7,420 for the three months ended March 31, 2025 and 2024, respectively.

Notes Payable-Senior Secured Promissory Notes

During the three months ended March 31, 2025, the Company repaid in full all outstanding senior secured promissory notes issued in 2024 to an accredited investor. On February 5, 2025, in connection with the execution of the SPA, the Company paid the remaining principal and accrued interest on the third and final outstanding note, thereby fully extinguishing the Company’s debt obligations to the investor under the 2024 note issuances.

In addition, the accredited investor elected to convert an aggregate principal and interest amount of $483,751 of the notes into 1,381,164 shares of the Company’s common stock in accordance with the terms of the applicable note agreements. The Company also settled all vested and outstanding warrants previously held by the investor. Two of the three warrants were exercised for a total of 877,872 shares of common stock. The remaining warrant was repurchased by the Company for $379,083 in cash on January 24, 2025, resulting in the elimination of all vested warrants held by the investor as of March 31, 2025.

On January 8, 2025, the Company and the accredited investor entered into that certain Waiver, waiving the Event of Default (as defined) under these senior secured promissory notes. The waiver included, among other provisions, waiving the rights to all default penalties, default interest, the acceleration of any amounts and waiving the restriction for the Company to enter into a variable rate transaction, of which the consummation could be considered an event of default, provided the proceeds from such financing are used to repay, in full, the notes described above.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

On January 22, 2025, the Company and the Holder signed an amendment No. 1 to the Waiver. Pursuant to the Amendment, the Company shall pay 100% of any cash proceeds raised by the Company from the sale of securities pursuant to its Registration Statement on Form S-3 to the Holder first towards the repayment of the Redemption Price until it is paid in full, and after that towards the repayment of the Notes. The Amendment also provides that, if the Redemption Agreement becomes null and void pursuant to the terms of the Redemption Agreement, then all Proceeds previously paid by the Company to the Holder pursuant to the Redemption Agreement shall instead be applied towards the repayment of the Notes.

The interest expense incurred for the senior secured promissory note was $23,798 and $14,955 for the three months ended March 31, 2025 and 2024, respectively.

Notes Payable-Promissory Note

On September 27, 2024, the Company entered into a promissory note payable whereby the Company borrowed $200,000 bearing interest at 12.5% per annum. The note was payable in three monthly installments of $75,000. The proceeds of the note were used to pay down the senior secured promissory note entered into in February 2024. The remaining balance on the note as of December 31, 2024 was $148,725. This note was fully repaid in February 2025. The interest expense incurred for the promissory note was $1,276 and $0 for the three months ended March 31, 2025 and 2024, respectively.

Acquisition Settlement Agreement

In October 2024, the Company entered into an acquisition settlement agreement with the former owner of an acquired business. Under the terms of the agreement, the Company agreed to pay $1.0 million in equal installments of $11,905 per month over seven years, beginning November 1, 2024.

Economic Injury Disaster Loans

During 2024, the Company acquired franchises that had outstanding Economic Injury Disaster Loans (the “EIDL Loans”) in the aggregate of $147,100. The Company acquired the EIDL Loans which have terms similar to the Company’s existing EIDL loans. The EIDL Loans mature in 2050 and bear interest at a rate of 3.75% per annum. The interest expense incurred for the EIDL loans were $1,412 and $3,259 for the three months ended March 31, 2025 and 2024, respectively.

Future maturities of EIDL term debt as of March 31, 2025, were as follows:

March 31,
Economic Injury Disaster Loans-Future Maturities	2025
2025	$5,900
2026	5,900
2027	5,900
2028	5,900
2029	5,900
2030	5,900
Thereafter	610,506
Total	$645,906

Total Notes Payable as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
Notes Payable	2025	2024
Senior secured promissory note (SSPN) #1	$-	$106,192
Senior secured promissory note #2	-	1,316,000
Senior secured promissory note #3	-	468,000
Senior secured promissory note #4	15,295,000	-
Promissory note payable	-	148,725
Economic injury disaster loans (EIDL)	645,906	647,630
Acquisition Settlement Agreement	940,476	976,190
Total	$16,881,382	$3,662,737

Current portion:
Less: current portion-SSPNs	(15,295,000)	(1,890,192)
Less: current portion-Promissory note payable	-	(148,724)
Less: current portion-EIDL	(5,900)	(5,900)
Acquisition Settlement Agreement	(142,857)	(142,857)
Notes payable, net of current	$1,437,625	$1,475,064

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company leases its corporate office from an entity controlled by the Company’s CEO. In addition, some of the entities acquired lease their offices from their former owners, who now hold a minority interest in those entities.

During January 2025, the Company entered into a new lease for office space in Orlando, FL. The Orlando lease requires monthly payments of $5,170. The Orlando lease is initially for a five-year term, with no written option for renewal.

Lease costs expense for the three months ended March 31, 2025 and 2024 were $210,108 and $207,915, respectively, and are included in general and administrative expenses in the condensed consolidated statements of operations.

Supplemental cash flow information related to leases is as follows:

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$174,561	$89,936
Right-of-use assets obtained in exchange for lease liabilities	$392,208	$384,112

Supplemental balance sheet information related to leases is as follows:

	March 31,	December 31,
	2025	2024
Assets:
Right-of-use assets	$1,241,409	$997,715
Liabilities:
Lease liability, current	456,901	473,733
Lease liability, noncurrent	811,395	545,759
	$1,268,296	$1,019,492

The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. The weighted average discount rate is 10.71%.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Future maturities on lease liabilities as of March 31, 2025, are as follows:

March 31,
2025
2025– remainder of year	$450,408
2026	483,888
2027	301,678
2028	130,929
2029 and thereafter	152,316
Total minimum lease payments	1,519,219
Less: imputed interest	(250,923)
Present value of lease obligations	1,268,296
Less: current portion	(456,901)
Long-term portion of lease obligations	$811,395

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

On February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000. On April 11, 2023, the Company filed a motion to dismiss Mr. Gracy’s complaint, which is still pending. The case remains pending, discovery is proceeding and the Company will be filing a summary judgment motion on Plaintiff’s claims.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

On January 3, 2024, Ms. Sarah Palmer filed a putative national class action complaint against La Rosa Realty, LLC in the United States District Court, Middle District of Florida, Orlando Division. Ms. Palmer alleges that she received two (2) brief pre-recorded calls one week apart to her cell phone from La Rosa Realty, LLC presenting her an employment opportunity as a real estate agent. Ms. Palmer seeks an undisclosed amount of monetary damages from La Rosa Realty, LLC for the alleged would-be injurious, isolated and opportunistic employment gestures to her through a purported nationwide class action. Ms. Palmer claims that the defendant violated her privacy, annoyed and harassed her, constituted a nuisance, and occupied her telephone line. On March 12, 2024, La Rosa Realty, LLC filed a motion to dismiss the case with prejudice. The action settled at mediation and was recently dismissed without prejudice pending completion of the settlement terms.

On March 5, 2025, Joshua Epstein (“Plaintiff”) filed an action in Osceola County, Florida Circuit Court alleging claims for Breach of Contract, Promissory Estoppel, Conversion, Unjust Enrichment, Breach of Good Faith and Fair Dealings, Fraud in the Inducement, and to recover alleged unpaid compensation from the Defendant, La Rosa Holdings Corp., (“Defendant”). The Defendant strongly opposed and denied these claims. The action is similar to the Gracy matter and Defendant will be filing a dispositive motion seeking judgment against the Plaintiff.

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

Note 7 — Equity Warrants

Warrants are issued to consultants as compensation or as part of certain capital raises which entitle the holder to purchase shares of the Company’s common stock at a fixed price. As of March 31, 2025, the Company’s stock price was $0.18.

During the quarter ended March 31, 2025, the Company settled all vested and outstanding warrants previously held by the accredited investor holding the three senior secured notes payable from 2024. Two of the three warrants were exercised on a cashless basis for a total of 877,872 shares of common stock which represented 1,392,198 warrants. The remaining warrant was repurchased by the Company for $379,083 in cash on January 24, 2025, resulting in the elimination of all vested warrants (1,202,244 warrants) held by the investor as of March 31, 2025.

Warrants issued to two investors who loaned money to the Company, Emmis Capital II, LLC and the Company’s CEO, Joseph La Rosa, on November 14, 2022 and December 2, 2022, respectively, included full ratchet antidilutive protections. The original warrants each covered 50,000 shares at a strike price of $5.00. By the end of 2024, due to various debt and equity transactions the new strike price on these warrants became $0.37, resulting in the number of shares covered by each warrant to increase to 667,913, and a 2024 deemed dividend of $1,476,044. In the first quarter of 2025, the warrants were revalued due to equity transactions triggering the ratchet antidilutive protections bringing the strike price of these warrants down to $0.19 resulting in the number of shares covered by each warrant to increase to 1,331,913, and a 2025 deemed dividend of $186,233.

At March 31, 2025, warrants outstanding that have vested and are expected to vest are as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	2,774,879	$0.58	2.7	$—
Expected to vest	—	—	—	—
Total	2,774,879	$0.58	2.7	$—

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Additional information with respect to warrant activity:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance — December 31, 2024	4,041,321	$0.56
Granted/ Increase to existing warrants	1,328,000	—
Exercised	(1,392,198)	0.37
Expired or forfeited	(1,202,244)	N/A
Balance — March 31, 2025	2,774,879	$0.58

As of March 31, 2025 and December 31, 2024, there was no unrecognized expense related to warrants.

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

The weighted average fair value of warrants granted for the period ended March 31, 2025 and December 31, 2024 and the assumptions used in the Black-Scholes model are set forth in the table below.

	March 31,	December 31,
	2025	2024
Weighted average fair value	$0.92	$0.87
Dividend yield	—	—
Expected volatility factor	70.5%	72.7%
Risk-free interest rate	4.3%	4.3%
Expected life (in years)	3.9	5.5

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 8 — Stockholders’ Equity

Common Stock Issuances

On January 17, 2025, the Company issued 399,562 shares of common stock as an exercise of a prefunded warrant which was part of the securities purchase agreement with an institutional accredited investor, Abri Advisors, Ltd., a corporation organized under the laws of Bermuda, agreed to on November 1, 2024.

On February 5, 2025, the Company issued the CEO an aggregate of 2,933,219 unregistered shares of common stock of the Company, par value $0.0001 per share (the “Shares”) as a compensation for the services rendered pursuant to his employment agreement with the Company. The Company issued the Shares to the CEO in reliance on exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), available to the Company under Section 4(a)(2) of the Securities Act due to the fact that the issuance did not involve a public offering of securities. The stock compensation expense for the three months ended March 31, 2025, related to this transaction amounted to $1,160,381.

On February 20, 2025, the Company issued shares pursuant a consulting agreement entered into on January 1, 2025 in which the Company agreed to issue 1,723,530 shares of the Company’s common stock for services rendered. The stock compensation expense for the three months ended March 31, 2025, related to this transaction amounted to $411,062.

On February 20 and 24, 2025, the Company entered into marketing agreements pursuant to which the Company agreed to issue 300,000 and 200,000 shares of the Company’s common stock, respectively, for services rendered. The stock compensation expense for the three months ended March 31, 2025, related to this transaction amounted to $122,570.

On March 10, 2025, the Company issued 39,780 shares to team leaders pursuant to independent contractor agreements signed in 2024. The stock compensation expense for the three months ended March 31, 2025, related to this transaction amounted to $8,036.

On March 10, 2025, the Company entered into a marketing agreement pursuant to which the Company agreed to issue 250,000 shares of the Company’s common stock for services rendered. The stock compensation expense for the three months ended March 31, 2025, related to this transaction amounted to $46,925.

For the three months ended March 31, 2025, the holder of our Senior Secured promissory notes converted 2,259,036 shares of the Company’s common stock as part of their First warrants and principal and interest conversions.

For the three months ended March 31, 2025, the Company utilized their ATM and sold a total of 7,446,442 shares of the Company’s common stock for gross proceeds of 3,023,563 and net proceeds of 2,919,192.

For the three months ended March 31, 2025, the Company issued 16,692 shares of the Company’s common stock pursuant to the Restricted Stock Unit (RSU) vesting with a value of $19,454.

Stock Option Awards

For the three-month periods ended March 31, 2025 and 2024, the Company recorded stock-based compensation for employees and directors awards of $143,904 and $2,792,505, respectively. The Company did not realize any tax benefits associated with share-based compensation for the three-month periods ended March 31, 2025 or 2024, as the Company recorded a valuation allowance on all deferred tax assets.

At March 31, 2025, options outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	3,966,740	$1.54	9.0	$—
Expected to vest	265,421	0.80	9.5	—
Total	4,232,161	$1.49	9.0	$—

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Additional information with respect to stock option activity:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance — December 31, 2024	3,906,740	$1.56
Granted	325,421	0.70
Expired or forfeited	—	—
Balance — March 31, 2025	4,232,161	$1.49

During the three months ended, the Company issued an aggregate of 325,421 stock options. Of this amount, 200,000 options were granted to the Chief Executive Officer in connection with the closing of an acquisition on December 31, 2024, according to his employment agreement. The remaining 125,421 options were granted to contractors as part of their compensation packages.

The weighted average fair value of stock options granted in the quarters ended March 31, 2025 and 2024 and the assumptions used in the Black-Scholes model are set forth in the table below.

	March 31,	March 31,
	2025	2024
Weighted average fair value	$0.53	$1.27
Dividend yield	—	—
Expected volatility factor	69.9%	67.8%
Risk-free interest rate	4.6%	4.0%
Expected life (in years)	9.0	10.0

As of March 31, 2025, unrecognized compensation expense related to stock option awards totaled $121,746. As of December 31, 2024, unrecognized compensation expense related to stock option awards totaled $92,892.

Restricted Stock Units

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance — December 31, 2024	94,936	$1.69
Granted	646,117	1.84
Vested or forfeited	(26,982)	1.17
Balance — March 31, 2025	714,071	$1.81

On February 1, 2025, a Restricted Stock Unit (“RSU”) covering 4,000 shares granted to the Company’s Chief Technology Officer (“CTO”) vested. The Company withheld 1,187 shares to cover payroll tax withholding and issued 2,813 shares to the executive. The Company also granted a new RSU to the CTO on February 1, 2025, which will vest on the first anniversary of the grant.

During the three-month period ending March 31, 2025, the Company issued 644,117 RSU’s to agents as part of our agent incentive plan and 2,000 RSU’s to our CTO as part of his employment agreement.

For the three-month periods ending March 31, 2025 and 2024, the Company recorded $21,973 and $2,871, respectively, of share-based compensation expense related to the RSUs. The Company did not realize any tax benefits associated with share-based compensation for the three-month periods ended March 31, 2025 and 2024, as the Company recorded a valuation allowance on all deferred tax assets.

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

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been antidilutive:

	As of
	March 31,
	2025	2024
Warrants	2,774,879	659,387
Options	4,232,161	3,605,310
Restricted stock units	714,071	4,000
Future equity shares	—	—
Total	7,721,111	4,268,697

Note 10 — Segments

The Company’s business is organized into six material reportable segments which aggregate 100% of revenue:

1)	Real Estate Brokerage Services (Residential)

2)	Franchising Services

3)	Coaching Services

4)	Property Management

5)	Real Estate Brokerage Services (Commercial)

6)	Title Settlement and Insurance

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents the information for the Company’s reportable segments for the three months ended March 31, 2025 and 2024, respectively.

	2025	2024
Revenue by segment
Real Estate Brokerage Services (Residential)	$14,270,279	$10,237,749
Franchising Services	38,778	144,381
Coaching Services	94,534	132,993
Property Management	2,976,533	2,544,587
Real Estate Brokerage Services (Commercial)	57,066	29,189
Title Settlement and Insurance	77,204	-
	$17,514,394	$13,088,899
Cost of goods sold by segment
Real Estate Brokerage Services (Residential)	$12,895,884	$9,204,021
Franchising Services	111,791	130,089
Coaching Services	55,880	73,005
Property Management	2,879,140	2,514,968
Real Estate Brokerage Services (Commercial)	34,031	4,819
Title Settlement and Insurance	-	-
	$15,976,726	$11,926,902
Gross profit (loss) by segment
Real Estate Brokerage Services (Residential)	$1,374,395	$1,033,728
Franchising Services	-73,013	14,292
Coaching Services	38,654	59,988
Property Management	97,393	29,619
Real Estate Brokerage Services (Commercial)	23,035	24,370
Title Settlement and Insurance	77,204	-
	$1,537,668	$1,161,997
G&A by segment
Real Estate Brokerage Services (Residential)	$3,511,164	$2,298,999
Franchising Services	79,658	1,705
Coaching Services	39,558	443
Property Management	14,039	10,853
Real Estate Brokerage Services (Commercial)	24,742	9,855
Title Settlement and Insurance	58,364	-
	$3,727,525	$2,321,855

In addition to the expenses from these segments, corporate expenses were $93,509,028 and $3,505,120, which resulted in the net loss of $95,698,885 and $4,664,978 for the three months ended March 31, 2025 and 2024, respectively.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three months ended March 31, 2025 and 2024, respectively.

	2025	2024
Performance obligations satisfied at a point in time	$14,021,552	$9,992,319
Performance obligations satisfied over time	3,492,842	3,096,580
Revenue	$17,514,394	$13,088,899

Note 11 — Subsequent Events

Share Repurchase Program

On April 23, 2025, the Company’s Board of Directors approved a new Share Repurchase Program, which authorizes the Company to purchase up to an aggregate of $500,000 of the Company’s outstanding shares of common stock in the open market in accordance with all applicable securities laws and regulations. Repurchases under this program may be made at management’s discretion at the time and in the amounts determined by the Chief Executive Officer and Chief Operating Officer of the Company. The Share Repurchase Program has an expiration date of December 31, 2025.

Executive Equity Awards

On April 21, 2025, the Company issued the CEO an aggregate of 3,297,359 unregistered shares of common stock of the Company, par value $0.0001 per share (the “Shares”) as a compensation for the services rendered pursuant to his employment agreement with the Company.

Equity Issuances

On April 16, 2025, the Company utilized their ATM and sold a total of 17,513,400 shares of the Company’s common stock.

Subsequent to March 31, 2025, the Company issued an additional 58,732 shares from the vesting of RSU grants as part of the Company’s agent incentive plan.

Other Subsequent Events

On May 23, 2025, the Company and the holder of the existing Initial Note and Incremental Warrants entered into a waiver agreement pursuant to which, effective as of May 20, 2025, through May 30, 2025, the holder waived all rights to default-related penalties, default interest, and acceleration of any amounts due under the Initial Note, as well as any other rights arising from an event of default under the Purchase Agreement, the Initial Note, the Incremental Warrants, and the related transaction documents, specifically with respect to the Company’s untimely filing of its Quarterly Report on Form 10-Q. In addition, the holder waived the requirement under the related Registration Rights Agreement to register for resale the shares of common stock issuable upon conversion of the Notes (other than the Initial Note) in the initial registration statement filed by the Company with the SEC on February 14, 2025.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our expectations regarding consumer trends in residential real estate transactions;

●	our expectations regarding overall economic and demographic trends, including the continued growth of the U.S. residential real estate market;

●	our ability to grow our business organically in the various local markets that we serve;

●	our ability to attract and retain additional qualified agents and other personnel;

●	our ability to expand our franchises in both new and existing markets;

●	our ability to increase the number of closed transactions sides and sides per agent;

●	our ability to cross-sell our services among our subsidiaries;

●	our ability to maintain compliance with the law and regulations of federal, state, foreign, county and local governmental authorities, or private associations and governing boards;

●	our ability to expand, maintain and improve the information technologies and systems that we rely upon to operate;

●	our ability to prevent security breaches, cybersecurity incidents and interruptions, delays and failures of our technology infrastructure;

●	our ability to retain our founder and current executive officers and other key employees;

●	our ability to identify quality potential acquisition candidates in order to accelerate our growth;

●	our ability to manage our future growth and dependence on our agents;

●	our ability to maintain the strength of our brands;

●	our ability to maintain and increase our financial performance;

●	the market price for our common stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and minimal profits, which could lead to wide fluctuations in our share price;

●	there have recently been recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility seemingly unrelated to company performance following a number of recent initial public offerings, particularly among companies, like ours, that have had relatively smaller public floats;

●	sales of our common stock by us or our stockholders, which may result in increased volatility in our stock price; and

●	other factors, including the risks contained in the section entitled “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities Exchange Commission (“SEC” or “Commission”) on April 15, 2025, relating to our industry, our operations, and results of operations.

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

In December 2024, the Company opened its first office and wholly owned subsidiary in North Carolina, La Rosa Realty NC LLC. In January 2025, the Company formed LR Luxury, LLC, engaged mostly in the residential real estate brokerage business. In April 2025, the Company also formed LR Agent Advance, LLC, offering a commission advancement program exclusively for La Rosa agents.

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

Recent Developments

Nasdaq Notice Regarding Minimum Bid Price Requirement

On October 10, 2024, we received a letter from the Nasdaq Listing Qualifications Department notifying us that, for the 30 consecutive business day period between August 28, 2024 through October 9, 2024, our common stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until April 8, 2025 (the “Compliance Period”), to regain compliance with the Bid Price Rule. In order to regain compliance with the Bid Price Rule, our common stock was required to maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive business days during the Compliance Period prior to April 9, 2025.

As of April 8, 2025, the common stock has not regained compliance with the Bid Price Rule. However, in a letter dated April 9, 2025 (the “Second Nasdaq Bid Price Letter”), Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until October 6, 2025, to regain compliance (the “Second Compliance Period”). As of the date of this report our common stock has not regained compliance with the Bid Price Rule. If the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to the end of the Second Compliance Period in order to timely regain compliance. If we fail to regain compliance with the Bid Price Rule within the Second Compliance Period, or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

The Second Nasdaq Bid Price Letter has no immediate effect on the listing or trading of the common stock. Our common stock continues to be listed on the Nasdaq Capital Market under the symbol “LRHC”. We are currently evaluating our options for regaining compliance.

Nasdaq Notice Regarding Filing Deficiency

On May 21, 2025, the Company also received a notice (the “Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “Filing”) with the SEC.

The Notice informed the Company that, under Nasdaq rules, the Company has 60 calendar days to submit a plan to regain compliance, and if the Staff accepts such plan, they can grant an exception of up to 180 calendar days from the Filing’s due date (or until November 17, 2025) to regain compliance.

The notice from Nasdaq has no immediate effect on the listing of the Company’s common stock and its common stock will continue to be listed on The Nasdaq Capital Market under the symbol “LRHC”. The Company intends to regain compliance with Nasdaq Listing Rule 5250(c)(1) as a result of filing of this Quarterly Report on Form 10-Q.

Amendment to CEO Employment Agreement

On February 3, 2025, on the approval of the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company amended the employment agreement between the Company and Joseph La Rosa, the Company’s Chief Executive Officer. The amendment provided Mr. La Rosa with a right to receive certain annual equity awards and milestone equity awards not only in the form of stock options but also in the form of restricted stock units and amended Section 4.3(b) to include subsection (vii), according to which for every $1,000,000 raised by the Company through financing, Mr. La Rosa shall be granted an equity award equal to 2% of the outstanding shares of common stock of the Company.

February 2025 Financing

On February 4, 2025, we entered into the SPA with an institutional investor (“2025 Investor”) pursuant to which we issued and sold to the 2025 Investor on such date: (i) a Senior Secured Convertible Note in the original principal amount of $5,500,000 which matures on the two-year anniversary of the Closing Date (the “Initial Note”); and (ii) sixteen (16) warrants (the “Incremental Warrants”), each to purchase additional Notes in an original principal amount up to $2,500,000 at an exercise price of $2,256,250, in substantially the same form as the Initial Note (Incremental Notes and together with the Initial Note, the “Notes”). The purchase price paid by 2025 Investor under the SPA for the Initial Note and Incremental Warrants was $4,963,750, which was used by the Company to pay-off certain indebtedness, pay certain outstanding fees and expenses, acquisitions and general corporate purposes. The Company also granted 2025 Investor registration rights in the shares of common stock issuable upon conversion of the Notes. The Company Group also entered into a Security and Pledge Agreement with or in favor of the 2025 Investor pursuant to which the Company Group granted the 2025 Investor a security interest in substantially all of the property and assets of the Company Group to secure the Company’s obligations under the SPA, Notes, Incremental Warrants, Registration Rights Agreement and other Transaction Documents (as defined) and the Company’s subsidiaries guaranteed or obligations of the Company thereunder. The Company also agreed to obtain shareholder approval for the issuance of more than 19.99% of the issued and outstanding common stock in this financing.

On the Closing Date, as required by the SPA, Joseph La Rosa, as the majority stockholder of the Company, approved (i) the issuance of the Initial Note, the Incremental Warrants and Incremental Notes, all shares of common stock issuable as interest thereunder and all of the Conversion Shares and Incremental Conversion Shares in excess of 19.99% (without regard to any limitation on conversion or exercise thereof) of the Company’s issued and outstanding common stock at a price less than the minimum price required by the Nasdaq in accordance with Nasdaq Listing Rules 5635(b) and 5635(d); (ii) authorization to complete a reverse split of our common stock; and (iii) authorization to increase the number of authorized shares of our common stock to ensure that the Company has a sufficient number of authorized shares reserved for issuance to equal at least 200% of the maximum number of shares issuable upon conversion of the Notes, as determined under the Securities Purchase Agreement. Such approval was effective on March 27, 2025, or 20 days after the commencement of mailing of the definitive information statement regarding this approval to the stockholders of the Company.

Third Amended Agent Plan

On February 4, 2025, the Compensation Committee, our Board of Directors, and the majority stockholders approved the Third Amended and Restated La Rosa Holdings 2022 Agent Incentive Plan (“Third Amended Agent Plan”), which became effective on March 28, 2025.

The Third Amended Agent Plan revised the vesting terms of the grants under Agent Equity Program and added new terms allowing the participants to authorize the Company to set aside 5% of their agent net commissions on transactions in their name to purchase shares of the common stock at a 20% discount from the prior 30 day volume weighted average closing price of the common stock on Nasdaq.

Certain Future Corporate Actions

On February 4, 2025, our Board of Directors, and the majority stockholders approved the amendment (the “Reverse Stock Split Amendment”) to the Amended and Restated Articles of Incorporation of the Company to provide for a reverse stock split (the “Reverse Stock Split”) of the common stock of the Company at a ratio ranging from one for two (1:2) to one for one hundred (1:100) (the “Split Ratio Range”), the final determination of which shall be made by the Board of Directors, and the authorization to the Board of Directors to effect the Reverse Stock Split at their discretion. As of the date hereof, the Reverse Stock Split was not effected by the Company.

On February 4, 2025, our Board of Directors, and the majority stockholders approved the Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of the Company’s authorized shares of common stock to two billion (2,000,000,000) shares of common stock, and to restate Sections 3.01 and 3.02 thereof to reflect such increase. As of the date hereof, the Certificate of Amendment was not effected by the Company.

Change in Controlled Company Status

As of December 31, 2024, the Company qualified as a “controlled company” because more than 50% of the voting power for the election of directors was held by Joseph La Rosa, our Chief Executive Officer and Chairman. As a result of certain sales under the Company’s previously announced at-the-market offering, as of April 16, 2025 Mr. La Rosa no longer holds more than 50% of the voting power for the election of directors. As a result, the Company is no longer considered a “controlled company” for the purposes of the listing requirements of the Nasdaq Capital Market. Since the Company did not take availed itself of certain of the controlled company exemptions afforded by Nasdaq to controlled companies, such change in the Company’s status did not result in any corporate governance changes for the Company.

Stock Repurchase Program

On April 23, 2025, the Company’s Board of Directors has approved a new Share Repurchase Program, which authorizes the Company to purchase up to an aggregate of $500,000 of the Company’s outstanding shares of common stock in the open market in accordance with all applicable securities laws and regulations. Repurchases under this program may be made at management’s discretion at the time and in the amounts determined by the Chief Executive Officer and Chief Operating Officer of the Company. The Share Repurchase Program has an expiration date of December 31, 2025.

Change of Auditor

On April 29, 2025, the Company was notified by Marcum LLP (“Marcum”) that Marcum resigned as the Company’s independent registered accounting firm effective immediately. On April 29, 2025, the Company, with the approval of the Audit Committee (the “Committee”) of the Board of Directors of the Company, accepted resignation of Marcum as the Company’s independent registered public accounting firm effective immediately. On November 1, 2024, CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of Marcum. On April 29, 2025, the Company, with the approval of the Committee, engaged CBIZ CPAs to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025 to be effective immediately.

ATM Offering

On November 22, 2024, the Company entered into a sales agreement (“ATM Agreement”) with A.G.P./Alliance Global Partners, as sales agent (“AGP”), relating to the sale of common stock. During the first quarter ended March 31, 2025, the Company issued an aggregate of 7,446,442 shares of common stock pursuant to such ATM Agreement for net proceeds of $2,919,192. The Company paid the sales agent compensation with respect to sale of such shares in the amount of $104,371.

Description of Our Revenues

Our financial results are primarily driven by the total number of sales agents in our Company, the number of sales agents closing residential real estate transactions, the number of sales agents utilizing our coaching services, the number of agents who work with our franchisees, and the number of properties under management. We increased our agent count by 12.8%, from 2,454 at March 31, 2024 to 2,769 at March 31, 2025.

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

The majority of our revenue is derived from fees and dues based on the number of agents working under the La Rosa Realty brand. Due to the low fixed cost structure of both our Company and franchise models, the addition of new sales agents generally requires little incremental investment in capital or infrastructure. Accordingly, the number of commission producing sales agents in our Company and our franchisees is the most important factor affecting our results of operations and the addition of new agents can favorably impact our revenue and our earnings before interest, taxes, depreciation and amortization (“EBITDA”). Historically, the number of agents in the residential real estate industry has been highly correlated with overall home sale transaction activity. We believe that the number of agents and those that produce commissions in our network is the primary statistic that drives our revenue. Another major factor is the cyclicality of the real estate industry that has peaks and valleys depending on macroeconomic conditions that we cannot control. And finally, our revenues fluctuate based on the changes in the aggregate fee revenue per sales agent as a significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents, including annual dues, continuing franchise fees, and certain transaction or service-based fees. Our revenue per agent also increases in other ways including when transaction sides and transaction sizes increase since a portion of our revenue comes from fees tied to the number and size of real estate transactions closed by our agents. While the Company was not named as a defendant in any of the recent class action lawsuits alleging antitrust violations, it is possible that it could be a litigant at some point in the future. Several of these lawsuits have been settled (see our Annual Report on Form 10-K for 2024 fiscal year “Risk Factors – Adverse outcomes in litigation and regulatory actions against the NAR, other real estate brokerage companies and agents in our industry could adversely impact our financial results). These settlements will result in changes in the way real estate brokers are compensated for their services. Most notably, home sellers will no longer be required to pay buyer agent commissions which will result in lower buyer agent compensation. We cannot predict the full breadth of the outcome of these lawsuits but believe that they will result in a significant adverse effect on our financial condition and results of operations for the foreseeable future.

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

Inflation and Market Interest Rates

The U.S. Federal Reserve continues to take action intended to address inflation. The Federal Reserve Board maintained the federal funds rate at 533 basis points from August of 2023 through mid-September 2024, when it was reduced to 483 basis points. In April 2025, the federal funds rate was 433 basis points. The fluctuations impact interest rates, which significantly contribute to mortgage rate adjustments. During the second half of 2022, the benchmark 30 year fixed conforming mortgage rate rose above 6% for the first time since 2008, according to Freddie Mac data, and reached a peak of about 8% during the second half of 2023. That interest rate sat in between 6.62% and 6.85% during 2024 and was 6.65% by the end of March 2025. Consequently, housing demand remained soft, prices are rising, consumer sentiment has weakened, and home sales are declining. In March 2025, existing-home sales fell 5.9% month-over-month to a seasonally adjusted rate of 4.02 million. Year-over-year, sales drew back 2.4%. According to National Association of Realtors (“NAR”)  Chief Economist Lawrence Yun, “Home buying and selling remained sluggish in March due to the affordability challenges associated with high mortgage rates. Residential housing mobility, currently at historic lows, signals the troublesome possibility of less economic mobility for society.”

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

The recently adopted SEC cybersecurity disclosure rules for public companies require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. We have included respective disclosures in our Annual Report on Form 10-K for fiscal year ended December 31, 2024 filed with the Commission on April 15, 2025.

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

Critical Accounting Estimates

A critical accounting estimate is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first quarter of 2025, the Company entered into a securities purchase agreement providing for the issuance of a convertible note and incremental warrants which required a fair value evaluation under ASC 825. This evaluation constituted an additional critical accounting estimate to the Company. See Note 4 Fair Value Measurements and Other Liabilities and Note 5 Borrowings to the accompanying condensed consolidated financial statements for more information. There have been no other material changes to the Company’s critical accounting estimates as compared to the estimates described in the Annual Report on Form 10-K as of December 31, 2024 which we believe are the most critical to our business and understanding of our results of operations and affect the more significant judgments and estimates that we use in preparation of our condensed consolidated financial statements. Other than the fair value evaluation mentioned above, there have been no other material changes to the Company’s critical accounting estimates since the Annual Report on Form 10-K as of December 31, 2024.

Results of Operations

Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
Real Estate Brokerage Services (Residential)	$14,270,279	$10,237,749	$4,032,530	39%
Franchising Services	38,778	144,381	(105,603)	-73%
Coaching Services	94,534	132,993	(38,459)	-29%
Property Management	2,976,533	2,544,587	431,946	17%
Real Estate Brokerage Services (Commercial)	57,066	29,189	27,877	96%
Title Settlement and Insurance	77,204	-	77,204	NM
Total Revenue	$17,514,394	$13,088,899	$4,425,495	34%

NM: Not Meaningful

Real Estate Brokerage Services (Residential)

Residential real estate services sales revenue increased by approximately $4.0 million, or 39%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was driven primarily by approximately $3.6 million of revenue from the six acquisitions completed in the 2nd – 4th quarter of fiscal year 2024 along with incremental additional revenue from the three acquisitions completed in the first quarter of fiscal year 2024. We increased our transaction fee, monthly agent fee, and annual fee effective September 1, 2023, which, if volume returns to 2023 levels, real estate brokerage services revenue, excluding incremental acquisition revenue, will increase in 2025.

Franchising Services

Franchising services revenue decreased by approximately $106 thousand, or 73%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease is attributable to the five of the six acquisitions completed in the 2nd – 4th quarter of fiscal year 2024 that were franchisees, which no longer contribute to franchising royalties fees. Our remaining franchisees did not see a significant changes in transaction revenues between the per.

Coaching Services

Coaching services revenue decreased by approximately $39 thousand, or 29%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a strategic shift to allow large teams to onboard without coaching in an effort to increase onboarding at the expense of Coaching.

Property Management

Property management revenue increased by approximately $432 thousand, or 172%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase in the number of properties under management along with a management fee price increase effective September 1, 2023.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	$	%
Real Estate Brokerage Services (Residential)	$1,374,395	$1,033,728	$340,667	33%
Gross Margin	9.6%	10.1%	-0.5%
Franchising Services	$(73,013)	$14,292	$(87,305)	-611%
Gross Margin	-188.3%	9.9%	-198.2%
Coaching Services	$38,654	$59,988	$(21,334)	-36%
Gross Margin	40.9%	45.1%	-4.2%
Property Management	$97,393	$29,619	$67,774	229%
Gross Margin	3.3%	1.2%	2.1%
Real Estate Brokerage Services (Commercial)	$23,035	$24,370	$(1,335)	-5%
Gross Margin	40.4%	83.5%	-43.1%
Title Settlement and Insurance	$77,204	$-	$77,204	NM
Gross Margin	100.0%	0.0%	0.0%
Total Gross Profit	$1,537,668	$1,161,997	$375,671	32%
Total Gross Margin	8.8%	8.9%	-0.1%

NM: Not Meaningful

Real Estate Brokerage Services (Residential)

Costs related to residential real estate brokerage services increased by approximately $3.7 million, or 40%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was driven by approximately $6.9 million of cost of revenue from the six acquisitions completed in the fourth quarter of fiscal year 2023 and the three acquisitions completed in the first quarter of fiscal year 2024. The gross profit increased by approximately $341 thousand, or 33%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily attributable to the gross profit from acquisitions.

Franchising Services

Costs of revenue for franchising services decreased by approximately $18 thousand, or 14%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, related to the acquisition of the five out of the six franchises acquired in the 2nd - 4th quarters of 2024. The gross profit of franchising services has decreased by $87 thousand, or about 611%, for the three-month period ending March 31, 2025 over the comparable prior year period, which is attributable to the reduction in the cost of revenue due to the acquisitions of the franchises in 2023 and 2024.

Coaching Services

Costs of revenue related to coaching services decreased by approximately $17 thousand, or 23%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Costs related to coaching services is related to the augmentation of the coaching program. The gross profit of coaching services has decreased by $21 thousand, or about 36%, for the three-month period ending March 31, 2025 over the comparable prior year period due to a shift in priority to growth in onboarding without a coaching requirement.

Property Management

Costs of revenue related to property management services increased by approximately $364 thousand, or 14%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in property management costs was primarily related to an increase in properties under management. The gross profit of property management services has increased by $68 thousand, or about 229%, for the three-month period ending March 31, 2025 over the comparable prior year period related to increase in properties under management.

Title Settlement and Insurance

We acquired Nona Title rebranded FPG Title near the end of the third quarter of 2024, increases are related to this acquisition generating revenues, cost of revenues and general and administrative expenses for the first time for the three months ended March 31, 2025.

Selling, General and Administrative Expense

	Year Ended March 31,		Change
	2025	2024	$	%
Sales and Marketing	$563,149	$232,727	$330,422	142%
Payroll and benefits	1,530,793	936,492	594,301	63%
Rent and other	381,689	230,771	150,918	65%
Professional fees	1,003,345	310,565	692,780	223%
Office	78,446	76,969	1,477	2%
Technology	117,444	75,959	41,485	55%
Insurance, training and other	167,829	128,205	39,624	31%
Public company costs	217,933	378,095	(160,162)	-42%
Amortization and depreciation	230,046	184,799	45,247	24%
Total SG&A Expenses	$4,290,674	$2,554,582	$1,736,092	68%

NM: Not Meaningful

Selling, general and administrative costs increased by approximately $1.7 million, or 68%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Of this $695 thousand is related to professional service, $594 thousand is related to payroll and related cost $330 for sales and marketing.

Stock-based compensation

We incurred stock-based compensation of approximately $1.9 million in the three months ended March 31, 2025, primarily due to option grants to our CEO pursuant to the terms of his employment agreement ($1.3 million), and consultants who provided various services to the Company ($0.6 million).

Other Income (Expense), Net

Other expense, net for the three months ended March 31, 2025, increased approximately $91.0 million compared to other expense, net, for the three months ended March 31, 2024. The increase in expense in 2025 was primarily due to the loss on issuance of senior secured convertible note for $128.8 million and loss on extinguishment of debt for $152 thousand, offset by a gain of $37.1 million on the change in fair value of convertible note and warrants and a $0.9 million gain on the change in fair value of a derivative liability.

Liquidity and Capital Resources

On March 31, 2025, the Company had a cash balance of $4.9 million and negative working capital of $94.0 million.

On February 4, 2025, the Company and an institutional investor entered into the SPA, pursuant to which the Company issued to the Investor: (i) a Senior Secured Convertible Note in the original principal amount of $5,500,000 which matures on February 4, 2027 (the “Initial Note”); and (ii) sixteen (16) warrants (the “Incremental Warrants”), each to purchase additional Notes in an original principal amount up to $2,500,000 at an exercise price of $2,256,250, in substantially the same form as the Initial Note (“Incremental Notes” and together with the Initial Note, the “Notes”). The purchase price paid by the Investor under the SPA for the Initial Note and Incremental Warrants was $4,963,750.

The $4,963,750 in gross proceeds from the offering was used by the Company to pay-off certain indebtedness of the Company, pay certain outstanding fees and expenses (including expenses of the offering, and fees payable to the placement agent and advisors), acquisitions and general corporate purposes. Of the proceeds from the offering, $354,450 was paid to satisfy, in full, the remaining balance of the standard merchant cash advance agreements with Cedar Advance, LLC, $340,421 was paid to satisfy, in full, the remaining balance of the standard merchant cash advance agreement with Arin Funding, LLC and $910,250 was paid to satisfy, in full, the remaining balance of the senior secured promissory notes with an accredited investor. See Note 5 – Borrowings for further discussion to the accompanying condensed consolidated financial statements for further disclosure.

In addition to the debt pay downs during the quarter, the Company eliminated all warrants tied to the investor senior secured promissory notes outstanding as of December 31,2024. Two of the three warrants were exercised on a cashless basis, with the third warrant being bought back by the Company in the amount of $379,083, fully eliminating these unfavorable ratchet warrants.

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

Summary of Cash Flows

	For the year ended March 31,
	2025	2024
Net Cash Used in Operating Activities	$(3,493,029)	$(538,305)
Net Cash Provided by Investing Activities	$—	$98,612
Net Cash Provided by Financing Activities	$4,831,768	$679,404

Cash Flows from Operating Activities

During the three months ended March 31, 2025, operating activities consumed $3.5 million of our cash on hand, which was primarily attributable to the net loss of $2.3 million, excluding stock-based compensation, loss on issuance of senior secured convertible notes, fair market value adjustments, and amortization and depreciation, changes in operating assets and liabilities consumed a further $1.2 million, mostly due to an increase in accounts payable and an increase in contract liabilities.

Cash Flows from Investing Activities

During the three months ended March 31, 2025 there were no activities that consumed cash for the quarter.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, we received net cash provided by financing activities of $4.8 million, which included net proceeds from our S-3 of $2.9 million and from our debt issuance in February 2025 of $2.9 million, offset by $1.8 million in payments to notes payable, post-acquisition consideration, and advances on future receipts.

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

As of March 31, 2025, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are ineffective, as we are a newly publicly traded company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for 2024 fiscal year, material weaknesses were identified due to lack of segregation of duties, control environment and size and nature of cybersecurity staffing. We have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level. A material weakness is a deficiency, or combination of deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. To the extent reasonably possible given our limited resources, we intend to take measures to cure the weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures. As such, we consider these material weaknesses to not be remediated as of March 31, 2025.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000. On April 11, 2023, the Company filed a motion to dismiss Mr. Gracy’s complaint, which is still pending. As of the date of this report, the case remains pending, discovery is proceeding and the Company will be filing a summary judgment motion on Plaintiff’s claims.

As previously disclosed, on January 3, 2024, Ms. Sarah Palmer filed a putative national class action complaint against La Rosa Realty, LLC in the United States District Court, Middle District of Florida, Orlando Division. Ms. Palmer alleges that she received two (2) brief pre-recorded calls one week apart to her cell phone from La Rosa Realty, LLC presenting her an employment opportunity as a real estate agent. Ms. Palmer seeks an undisclosed amount of monetary damages from La Rosa Realty, LLC for the alleged would-be injurious, isolated and opportunistic employment gestures to her through a purported nationwide class action. Ms. Palmer claims that the defendant violated her privacy, annoyed and harassed her, constituted a nuisance, and occupied her telephone line. The action settled at mediation and was recently dismissed without prejudice pending completion of the settlement terms.

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

As previously disclosed, on March 5, 2025, Joshua Epstein, our former employee and Chief Strategy Officer, filed a civil lawsuit in Osceola County, Florida Circuit Court alleging claims for breach of contract, promissory estoppel, conversion, unjust enrichment, breach of good faith and fair dealings, fraud in the inducement, and to recover alleged unpaid compensation in the amount of $$100,000 from the Company. The Company strongly opposed and denied these claims. The Company intends to file a dispositive motion seeking judgment against Mr. Epstein.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC, in the first quarter of 2024 the Company issued the following securities which were not registered under the Securities Act.

On March 10, 2025, the Company issued 250,000 unregistered shares of common stock to a consultant as consideration for services rendered in connection with a consulting agreement, dated March 10, 2025.

In the quarter ended March 31, 2025, the Company issued 646,117 restricted stock units to its agents and an employee in line with the grants earned through the agent incentive plan and per the employees agreement, respectively.

In the quarter ended March 31, 2025, the Company issued 56,472 unregistered shares of common stock to its agents pursuant to a conversion of restricted stock units held by them into shares of unregistered shares of common stock of the Company in accordance with the terms of respective grant agreements.

On January 2, 2025, the Company issued Joseph La Rosa, its Chief Executive Officer and Chairman a stock option to purchase 200,000 shares of common stock with an exercise price of $0.84 per share under the Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (“2022 Plan”).  The stock option was issued pursuant to the employment agreement between the Company and Mr. La Rosa.

In the quarter ended March 31, 2025, the Company issued several contractors stock options to purchase in aggregate 125,421 shares of common stock with an average exercise price of $0.47 per share under 2022 Plan.

Unless otherwise noted, the securities above were issued pursuant to the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act, in light of the fact that none of the issuances involved a public offering of securities and no solicitation or advertisements for such securities were made by any party.

(b) Not applicable.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:
2.1	Reorganization Agreement And Plan of Share Exchange dated July 22, 2021 by and among La Rosa Holdings Corp., La Rosa Coaching, LLC, La Rosa CRE, LLC, La Rosa Franchising, LLC, La Rosa Property Management, LLC, and La Rosa Realty, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

3.1	Amended and Restated Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

3.2	Certificate of Amendment to Articles of Incorporation for 3.5 for 1 reverse stock split (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).

3.3	Certificate of Correction of Certificate of Amendment to Articles of Incorporation for 10 for 1 reverse stock split (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).

3.4	Certificate Of Designations, Preferences And Rights Of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).

3.5	Certificate of Amendment to Articles of Incorporation for 2 for 1 forward stock split (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).

3.6	Bylaws of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

4.1	Form of Waiver to the Notes, dated January 8, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of January 10, 2025)

4.2	Form of Amendment No,1 to Waiver, dated January 22, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of January 22, 2025)

4.3	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

4.4	Form of Incremental Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

4.5	Form of the Waiver, dated April 23, 2025, to the Senior Secured Convertible Note, issued on February 4, 2025(incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 25, 2025)

10.1	Form of Membership Interest Purchase Agreement, dated December 31, 2024, by and among La Rosa Holdings Corp., La Rosa Realty Beaches LLC, Baxpi Holdings LLC, and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of January 7, 2025)

10.2	Form of Leak-Out Agreement, dated December 31, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of January 7, 2025)

10.3	Form of Warrant Redemption and Cancellation Agreement, dated January 21, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of January 22, 2025)

10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.5	Form of Security and Pledge Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.6	Form of Intellectual Property Security Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.7	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.8	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.9	Form of Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.10	Form of Lock-Up Agreement of a certain investor (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.11#	Form of Lock-Up Agreement of the Chief Executive Officer of the Company (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.12#	Amendment No. 4, dated February 3, 2025, to the Amended and Restated Employment Agreement dated April 29, 2022, as amended (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.13	Third Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan(incorporated by reference to Exhibit 10.158 of the Company’s Annual Report on Form 10-K filed with the SEC as of April 15, 2025)

10.14	Sales Agreement, dated November 22, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC as of November 22, 2024

10.15*	Form of LR Agent Advance Commission Purchase Agreement

10.16*	Form of the Waiver Agreement, dated May 23, 2025

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

#	Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA ROSA HOLDINGS CORP.

Date: May 28, 2025	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Founder, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 28, 2025	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Interim Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)