Form 10-Q
period 2025-06-30
La Rosa Holdings Corp.
filed 2025-08-18
CIK 1879403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2025, the registrant had 1,223,918 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024	1

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)	2

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)	3

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

ITEM 4.	CONTROLS AND PROCEDURES	43

PART II.	OTHER INFORMATION	44

ITEM 1.	LEGAL PROCEEDINGS	44

ITEM 1A.	RISK FACTORS	44

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES	45

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4.	MINE SAFETY DISCLOSURES	45

ITEM 5.	OTHER INFORMATION	45

ITEM 6.	EXHIBITS	46

	SIGNATURES	49

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Current assets:
Cash	$5,095,257	$1,442,901
Restricted cash	1,965,804	2,137,707
Accounts receivable, net of allowance for credit losses of $325,627 and $166,504, respectively	1,208,048	931,662
Other current assets	73,792	1,788
Total current assets	8,342,901	4,514,058

Noncurrent assets:
Property and equipment, net	7,663	9,411
Right-of-use asset, net	1,082,948	997,715
Intangible assets, net	5,423,815	5,840,080
Goodwill	8,012,331	8,012,331
Other long-term assets	37,959	33,831
Total noncurrent assets	14,564,716	14,893,368
Total assets	$22,907,617	$19,407,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,451,504	$2,376,704
Accrued expenses	649,421	738,065
Contract liabilities	134,121	7,747
Line of credit	2,332	148,976
Derivative liability	—	1,607,544
Advances on future receipts	—	618,681
Accrued acquisition cash consideration	140,000	381,404
Notes payable, current	148,757	2,187,673
Lease liability, current	407,905	473,733
Total current liabilities	3,934,040	8,540,527

Noncurrent liabilities:
Note payable, net of current	8,697,337	1,475,064
Security deposits and escrow payable	1,965,804	2,137,707
Lease liability, noncurrent	711,687	545,759
Other liabilities	2,950	32,950
Total non-current liabilities	11,377,778	4,191,480
Total liabilities	15,311,818	12,732,007

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 2,000 Series X shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Preferred stock - $0.0001 par value; 6,000 shares authorized; 6,000 Series B shares issued and outstanding at June 30, 2025.	1	—
Common stock - $0.0001 par value; 2,050,000,000 shares authorized; 729,113 and 273,122 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	73	27

Additional paid-in capital	47,279,861	29,123,747
Accumulated deficit	(43,852,040)	(26,555,319)
Total stockholders’ equity– La Rosa Holdings Corp. shareholders	3,427,895	2,568,455
Noncontrolling interest in subsidiaries	4,167,904	4,106,964
Total stockholders’ equity	7,595,799	6,675,419
Total liabilities and stockholders’ equity	$22,907,617	$19,407,426

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$23,214,218	$19,051,420	$40,728,612	$32,140,319

Cost of revenue	21,361,990	17,465,109	37,338,716	29,392,011

Gross profit	1,852,228	1,586,311	3,389,896	2,748,308

Operating expenses:
Sales and marketing	606,298	212,608	1,169,447	445,335
General and administrative	3,201,053	2,740,156	6,928,578	5,062,011
Stock-based compensation — general and administrative	507,457	473,972	2,422,308	3,665,110
Total operating expenses	4,314,808	3,426,736	10,520,333	9,172,456

Loss from operations	(2,462,580)	(1,840,425)	(7,130,437)	(6,424,148)
Other income (expense):
Interest expense, net	(182,807)	(78,607)	(207,148)	(98,859)
Gain on extinguishment of debt	4,113,000	—	3,961,075	—
Amortization of debt discount	—	(264,101)	(63,160)	(320,104)
Change in fair value of derivative liability	—	(83,100)	899,874	(88,100)
Loss on issuance of senior secured convertible note and warrants	—	—	(128,836,250)	—
Change on fair value of convertible note and warrants	(5,315,000)	—	31,830,000	—
Gain on settlement of incremental warrants	82,299,000	—	82,299,000	—
Other income, net	11,491	—	11,265	—
Income (loss) before provision for income taxes	78,463,104	(2,266,233)	(17,235,781)	(6,931,211)
Benefit from income taxes	—	—	—	—
Net Income (loss)	78,463,104	(2,266,233)	(17,235,781)	(6,931,211)
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	43,246	53,839	60,940	(12,343)
Net income (loss) after noncontrolling interest in subsidiaries	78,419,858	(2,320,072)	(17,296,721)	(6,918,868)
Less: Deemed dividend	89,031	—	275,264	230,667
Net income (loss) attributable to common stockholders	$78,330,827	$(2,320,072)	$(17,571,985)	$(7,149,535)

Income (loss) per share of common stock attributable to common stockholders
Basic	$115.11	$(12.49)	$(32.00)	$(40.08)
Diluted	$15.25	$(12.49)	$(32.00)	$(40.08)

Weighted average shares used in computing net income (loss) per share of common stock attributable to common stockholders
Basic	680,504	185,813	549,104	178,366
Diluted	5,135,893	185,813	549,104	178,366

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

Three Months Ended	Preferred Stock Series X		Preferred Stock Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Noncontrolling Interest In	Total
June 30, 2025	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Subsidiaries	Equity
Balance as of March 31, 2025	2,000	$—	—	$—	467,743	47	$34,766,454	$(122,271,898)	$(87,505,397)	$4,124,658	$(83,380,739)
Net income								78,419,858	78,419,858	43,246	78,463,104
Stock-based compensation					41,217	4	507,583		507,587		507,587
Proceeds from new investors					218,933	22	3,744,955		3,744,977		3,744,977
Issuance of Series B Preferred Stock			6,000	1	—		8,260,999		8,261,000		8,261,000
Issuance of common stock for stock-based compensation equity awards, net of shares withheld for taxes					1,220	—	(130)		(130)		(130)
Balance as of June 30, 2025	2,000	$—	6,000	$1	729,113	$73	$47,279,861	$(43,852,040)	$3,427,895	$4,167,904	$7,595,799

Six Months Ended	Preferred Stock Series X		Preferred Stock Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’	Noncontrolling Interest In	Total
June 30, 2025	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Subsidiaries	Equity
Balance as of December 31, 2024	2,000	$—	—	$—	273,122	$27	$29,123,746	$(26,555,319)	$2,568,454	$4,106,964	$6,675,419
Net loss								(17,296,721)	(17,296,721)	60,940	(17,235,781)
Issuance of common stock for consulting work					35,914	4	580,595		580,597		580,597
Equity awards issued with debt issuance					28,238	3	812,153		812,156		812,156
Stock-based compensation					77,882	8	1,833,803		1,833,811		1,833,811
Proceeds from new investors					312,031	31	6,660,667		6,660,698		6,660,698
Issuance of Series B Preferred Stock			6,000	1	—		8,260,999		8,261,000		8,261,000
Issuance of common stock for stock-based compensation equity awards, net of shares withheld for taxes					1,926	$-	7,900		7,900		7,900
Balance as of June 30, 2025	2,000	$—	6,000	$1	729,113	$73	$47,279,861	$(43,852,040)	$3,427,895	$4,167,904	$7,595,799

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Preferred Stock Series X		Common Stock		Additional		Total	Noncontrolling
Three Months Ended June 30, 2024	Shares	Par Value	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Interest In Subsidiaries	Total Equity
Balance as of March 31, 2024	2,000	$—	178,172	$18	$22,285,291	$(16,706,552)	$5,578,757	$4,405,379	$9,984,136
Net loss						(2,320,072)	(2,320,072)	53,839	(2,266,233)
Issuance of common stock for acquisitions			7,142	1	892,680		892,681	915,321	1,808,002
Equity awards issued with debt issuance			625	—	64,618		64,618		64,618
Stock-based compensation			3,250	—	473,972		473,972		473,972
Issuance of common stock for equity awards, net of shares withheld for taxes			9	—	—		—		—
Balance as of June 30, 2024	2,000	$—	189,198	$19	$23,716,561	$(19,026,624)	$4,689,956	$5,374,539	$10,064,495

	Preferred Stock Series X		Common Stock		Additional		Total	Noncontrolling
Six Months Ended June 30, 2024	Shares	Par Value	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Interest In Subsidiaries	Total Equity
Balance as of December 31, 2023	2,000	$—	167,590	$17	$18,017,724	$(12,107,756)	$5,909,985	$3,857,076	$9,767,061
Net loss						(6,918,868)	(6,918,868)	(12,343)	(6,931,211)
Issuance of common stock for acquisitions			13,974	1	1,884,450		1,884,451	1,529,806	3,414,257
Equity awards issued with debt issuance			1,463	—	151,236		151,236		151,236
Stock-based compensation			6,127	1	3,665,109		3,665,110		3,665,110
Issuance of common stock for equity awards, net of shares withheld for taxes			44	—	(1,958)		(1,958)		(1,958)
Balance as of June 30, 2024	2,000	$—	189,198	$19	$23,716,561	$(19,026,624)	$4,689,956	$5,374,539	$10,064,495

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(17,235,781)	$(6,931,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,422,308	3,665,110
Loss on issuance of senior secured convertible note and warrants	128,836,250	—
Change on fair value of convertible note and warrants	(31,830,000)	—
Gain on settlement of incremental warrants	(82,299,000)	—
Amortization and depreciation	418,013	440,343
Amortization of right-of-use assets	306,975	211,566
Change in fair value of derivatives	(899,874)	88,100
Amortization of debt discount and financing fees	63,160	320,104
Gain on extinguishment of debt	(3,961,075)	—
Non-cash interest expense	(3,848)	90,922
Allowance for credit losses	159,123	43,139
Changes in Operating Assets and Liabilities:
Accounts receivable	(435,509)	(103,358)
Other assets	(76,132)	5,354
Accounts payable	74,800	626,100
Accrued expenses	(84,797)	13,691
Contract liabilities	126,374	120,766
Security deposits and escrow payable	(171,903)	282,884
Operating lease liabilities	(292,108)	(214,879)
Net Cash Used in Operating Activities	(4,883,024)	(1,341,369)
Cash Flows from Investing Activities:
Cash acquired through acquisition of businesses	—	71,718
Net Cash Provided by Investing Activities	—	71,718
Cash Flows from Financing Activities:
Borrowings on bank line of credit	6,873	147,881
Payments on bank line of credit	(153,517)	(147,881)
Proceeds from notes payable	3,408,585	2,250,200
Payments deferred debt issuance costs	(138,895)	(326,879)
Payments on notes payable	(74,909)	(2,834)
Proceeds from advances on future receipts	—	500,000
Payments on advances on future receipts	(694,871)	(199,463)
Payments on post-acquisition consideration	(271,404)	(75,000)
Repurchase of derivative instruments issued	(379,083)	—
Proceeds from issuance of common stock	6,660,698	—
Withholding tax paid on behalf of employees on stock-based awards	—	(1,958)
Net Cash Provided by Financing Activities	8,363,477	2,144,066

Net Increase in Cash and Restricted Cash	3,480,453	874,415
Cash and Restricted Cash at Beginning of Period	3,580,608	2,443,827
Cash and Restricted Cash at End of Period	$7,061,061	$3,318,242

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$237,488	$20,772

Non-Cash Activities:
Issuance of Series B in exchange of incremental warrants	$8,261,000	$—
Issuance of new convertible note	$8,364,000	$—
Issuance of 28,238 shares of common stock as part of the settlement of notes payable and warrants	$812,156	$—
Issuance of 115,722 shares of common stock for services rendered	$2,422,308	$—
Office leases acquired under operating lease obligations	$392,208
Issuance of 13,972 shares of common stock as consideration of acquisitions of businesses	$—	$1,884,451
Issuance of 1,463 shares of common stock as part of the issuance of notes payable	$—	$151,236
Issuance of 6,152 shares of common stock for services rendered	$—	$3,665,110
Office leases acquired under operating lease obligations	$—	$609,049
Derivative liability embedded in debt instruments	$—	$229,300

Reconciliation of Cash and Restricted Cash
Cash	$5,095,257	$1,551,135
Restricted Cash	1,965,804	1,767,107
Cash and Restricted Cash	$7,061,061	$3,318,242

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of La Rosa Holdings Corp. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The Company has made estimates and judgements affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited and reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented, which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to the Company’s going concern assessment. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values.

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

Results of the three-month and six-month periods ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the Company as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements referred to above.

Stock Split

On July 7, 2025, the Company effected a 1-for-80 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share (the “Reverse Stock Split”). The Reverse Stock Split reduced the number of shares of common stock of the Company outstanding from 58,323,795 shares to 729,113 shares, when considering the rounding up to the nearest whole share adjustments. The number of authorized shares of common stock of the Company under its Articles of Incorporation remained unchanged at 2,050,000,000 shares and the par value of the common stock remained $0.0001 per share. See Note 11 – Subsequent Events for more information.

As a result of the Reverse Stock Split, all historical share and per share amounts disclosed in the unaudited condensed consolidated financial statements have been converted to the post-split share amounts.

Accounts Receivable and Allowance for Credit Losses

The Company’s trade accounts receivable consist of balances due from agents, tenants, franchisees, and commissions for closings and are presented on the consolidated balance sheets net of the allowance for credit losses. Management determines the allowance for expected credit losses based upon historical experiences as well as current conditions that affect the collectability of the reported amount and regularly evaluates individual customer receivables and considering financial condition, credit history, current economic conditions and other relevant factors, in setting specific reserves for certain accounts. Receivables are written off once they are deemed uncollectible, which may arise when the debtor is deemed unable to pay the amounts owed to the Company. The allowance for credit losses was $325,627 and $166,504 as of June 30, 2025 and December 31, 2024, respectively. Estimates of uncollectible accounts receivable are recorded to general and administrative expense.

The activity for the allowance for credit losses during the six-months ended June 30, 2025 and 2024 is set forth in the table below:

	Balance at		Deductions	Balance at
	Beginning of	Charged to	from the	End of
	Period	Expenses	Allowance	Period
Six Months ended June 30, 2025 Allowance for Credit Losses	$166,504	$233,837	$(74,714)	$325,627
Six Months ended June 30, 2024 Allowance for Credit Losses	$83,456	$49,758	$(6,619)	$126,595

Liquidity – Going Concern and Management’s Plans

On June 30, 2025, the Company had a cash balance of $5.1 million and positive working capital of $4.4 million.

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

The Company has incurred recurring net losses, and the Company’s operations have not provided net-positive cash flows. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company plans on continuing to expand via acquisitions, which will help achieve future profitability. Additionally, the Company has plans to raise capital from outside investors, as it has done in the past, to fund operating losses and to provide capital for further business acquisitions. There can be no assurance the Company can successfully raise the capital needed.

Fair Value Option of Accounting

The Company has elected the fair value option under Accounting Standards Codification 825-10, Financial Instruments (“ASC 825”), to measure its Senior Secured Convertible Note and Incremental Warrants (until the Incremental Warrants conversion to Series B Preferred Stock, See Note 5 – Borrowings for further discussion) issued during the first quarter. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. When the fair value option is elected for an instrument, unrealized gains and losses for such instrument are reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.

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

Note 2 — Business Combinations

The Company completed a number of acquisitions in the first half of 2024 and plans to acquire additional businesses  in the future. The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided and may consist of cash, equity, or a combination of the two, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies.

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

	Winter Garden	Georgia	California	Lakeland	Success	Total
Acquired ownership	100%	51%	51%	51%	51%
Acquisition date	2/21/2024	3/7/2024	3/15/2024	4/18/2024	5/24/2024
Common stock issued	268,858	276,178	1,387	514,939	56,375	1,117,737

Cash consideration	$—	$—	$—	$50,000	$10,000	$60,000
Equity consideration	352,204	516,453	123,113	823,903	68,778	1,884,451
Total purchase price	$352,204	$516,453	$123,113	$873,903	$78,778	$1,944,451
Noncontrolling interest	—	496,200	118,285	839,632	75,689	1,529,806
Acquisition date fair value	$352,204	$1,012,653	$241,398	$1,713,535	$154,467	$3,474,257

Purchase price allocation	$352,204	$1,012,653	$241,398	$1,713,535	$154,467	$3,474,257
Less fair value of net assets acquired:
Cash	17,623	79,553	1,436	32,935	171	131,718
Working capital (less cash)	(17,148)	(54,991)	(45,027)	(59,325)	(21,323)	(197,814)
Intangible assets	171,767	446,657	111,202	815,411	104,798	1,649,835
Long-term assets	—	91,118	106,542	129,521	22,697	349,878
Long-term liabilities	—	(98,641)	(69,449)	(94,591)	(8,236)	(270,917)
Net assets acquired	172,242	463,696	104,704	823,951	98,107	1,662,700
Goodwill	$179,962	$548,957	$136,694	$889,584	$56,360	$1,811,557

Goodwill generated from the acquisition was primarily attributable to expected synergies from future growth and strategic advantages provided through expansion and was not expected to be deductible for income tax purposes.

During the year ended December 31, 2024, after an impairment evaluation, the Company recognized an impairment charge of $787 thousand related to the acquisitions of Lake Nona, Premier, Orlando, Georgia, California, Lakeland, CW Properties and Winter Garden.

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

The following unaudited pro forma financial information presents the combined operating results of the Company, Winter Garden, Georgia, California, Lakeland and Success as if each acquisition had occurred as of January 1, 2024. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of the Company’s future consolidated results.

The unaudited pro forma financial information is presented in the table below for the six-month period ended June 30, 2024:

Six Months Ended
June 30,
2024
Revenue	$34,766,626
Cost of revenue	31,703,710
Gross profit	$3,265,900

Loss before provision for income taxes	$(6,066,202)
Loss per share of common stock attributable to common stockholders, basic and diluted	$(29.35)
Weighted average shares used in computing net loss per share of common stock attributable to common stockholders	$214,520

Note 3 — Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill as of both June 30, 2025 and December 31, 2024 was $8,012,331.

Intangible Assets

Intangible assets consist of franchise agreements, agent relationships, real estate listings, and non-compete agreements, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there was no impairment during the six months ended June 30, 2025.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The components of purchased intangible assets were as follows:

	Weighted Average
	Remaining
	Amortization	June 30, 2025
	Period	Gross Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount
Franchise agreement	9	$5,249,482	$718,295	$4,531,187
Agent relationships	7	916,282	147,121	769,161
Real estate listings	1	564,756	559,935	4,821
Non-compete agreements	2	188,748	70,101	118,647
Total	9	$6,919,268	$1,495,453	$5,423,815

	Weighted Average
	Remaining
	Amortization	December 31, 2024
	Period	Gross Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount
Franchise agreement	9	$5,249,482	$467,138	$4,782,344
Agent relationships	8	916,282	93,431	822,851
Real estate listings	0	564,756	472,543	92,213
Non-compete agreements	3	188,748	46,076	142,672
Total	9	$6,919,268	$1,079,188	$5,840,080

For the three-months and six-months ended June 30, 2025, amortization expense was $187 thousand and $416 thousand respectively. For the three-months and six-months ended June 30, 2024, amortization expense was $254 thousand and $438 thousand, respectively. The remaining estimated amortization expense is expected to be as follows:

30-Jun-25
2025 - remainder of the year	$333,678
2026	657,711
2027	654,098
2028	611,917
2029	609,696
Thereafter	2,556,715
Total	$5,423,815

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

The carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued expenses reflected in the condensed consolidated financial statements approximate fair value due to their short-term maturities.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The Company determined that on June 30, 2025 and December 31, 2024, certain instruments qualified as derivative liabilities and were recorded at fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings. See Note 7 – Equity Shares and Warrants for more information.

Securities Purchase Agreement

On February 4, 2025, the Company entered into an SPA with an investor (“Investor”) for a Senior Secured Convertible Note (“Convertible Note”) with a face value of $5,500,000 and 16 Incremental Warrants exercisable for a face amount of $2,500,000 each. See Note 5 – Borrowings for further discussion.

The purchase price paid by the Investor under the SPA for the Convertible Note and Incremental Warrants was $4,963,750 in gross proceeds of which $910,250, $496,191 and $148,724 were used to assume or extinguish other debt for net proceeds of $3,408,585. It was determined that the note and warrants within this transaction met the requirements for the Fair Value Option under ASC 825, which the Company elected. Using the fair value option, the Convertible Note is required to be recorded at initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as gain/loss on fair value adjustment within other income (expenses) in the Company’s unaudited condensed consolidated statements of operations.

As a result of applying the fair value option, direct costs and fees related to the Convertible Note were expensed as incurred and were not deferred.

On June 18, 2025, with the prior approval by the Company’s Board of Directors, the Company and the Investor entered into, and closed the transactions contemplated by, that certain Amendment and Exchange Agreement (the “Exchange Agreement”) pursuant to which (among other things) the Investor surrendered and exchanged all of its Incremental Warrants in exchange for (the “Exchange”) 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”). The Convertible Note remained outstanding post-Exchange.

Pursuant to the terms of the Exchange Agreement, conversion of the Series B Preferred Stock into shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) in excess of 19.99% of the Company’s outstanding shares of Common Stock is conditional upon obtaining the approval of the Company’s shareholders in accordance with the rules and regulations of the Nasdaq Capital Market (“Shareholder Approval”). The Company agreed to convene a meeting of stockholders to obtain Shareholder Approval within 120 days after the date of the  Exchange Agreement. The Company obtained the Shareholder Approval effective as of August 11, 2025.

The Company determined the Exchange met the criteria for liability derecognition of the Incremental Warrants as the Exchange represented settlement of the liability through delivery of other financial assets. As the warrant was an equity contract classified as a liability at issuance, upon settlement, the equity contract was required to be marked to market. The Company recognized a change in fair value of $9,200,000 measured as the difference between the fair value of the Incremental Warrants at March 31, 2025, and their fair value of $90,560,000 immediately prior to the Exchange. The Series B Preferred Stock issued to the Investor in satisfaction of the Incremental Warrants in the Exchange had an issuance date fair value of $8,261,000 based on the following assumptions:

June 18,
2025
Stated Value	$6,000,000
Dividend Rate	0.0%
Conversion Price	$20.00
Alternate Conversion Amount	$9.60
Required Premium	125.0%
Stock Price	$10.40
VWAP	$10.40

At the closing of the Exchange, the Company recognized a gain on settlement of the Incremental Warrants of $82,299,000, measured as the difference between the adjusted fair value of the Incremental Warrants immediately prior to the Exchange and the fair value of the Series B Preferred Stock at issuance, net of par value. The Company evaluated the classification of its Series B Preferred Stock and concluded that it is more akin to equity than debt and accounted for as permanent equity. Accordingly, the Series B Preferred Stock is presented within permanent equity in the accompanying condensed consolidated financial statements. The shares were issued at their par value (rounded to $1) with the remaining fair value of the Series B Preferred Stock in excess of par value, $8,260,999 being recorded to additional paid-in capital.

The following tables provide the fair value and contractual principal balance outstanding on the Convertible Note and the Incremental Warrants accounted for under the fair value option as of June 30 and June 18, 2025 or June 26, 2025, respectively:

	As of	As of
	June 30,	June 26,
	2025	2025
Convertible Note fair value	7,297,000	12,477,000
Convertible Note, contractual principal outstanding	5,500,000	5,500,000

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

	As of	As of
	June 30,	June 18,
	2025	2025
Incremental Warrants	-	90,560,000

The fair value of the Convertible Note was calculated using a fair value analysis considering the following factors and assumptions:

		June 26,	June 26,
	June 30, 2025	2025 Post Amendment(2)	2025 Pre-Amendment(2)	March 31, 2025(1)
Stock Price	$10.48	$11.60	$11.60	$14.40
Conversion Price	$36.39	$36.39	$36.39	$36.39
Alternate Conversion Price	$9.73	$9.44	$6.33	$6.33
Alternate Conversion Premium	120.00%	120.00%	120.00%	120.00%
Redemption Premium	120.00%	120.00%	120.00%	120.00%
Interest Rate	12.00%	12.00%	12.00%	12.00%

(1)	The fair value analysis of the Convertible Note was performed under the assumption of immediate conversion as of the valuation date. The stock price, classified as a Level 1 input under the fair value hierarchy, was utilized in the analysis. Potential ownership limitations or conversion blockers were not incorporated into the valuation, as the analysis assumed full conversion in a single transaction without restriction.
(2)

The amendment to the Note on June 26, 2025, corrected the term of the Note from 1 year to 2 years and adjusted the alternate conversion price from the “lesser” of 95% VWAP and the floor price to the “greater” of.

The fair value of the Incremental Warrants were calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies for the prior quarter ended March 31, 2025 and right before the exchange on June 18, 2025:

	June 18,	March 31,
	2025(1)	2025(1)
Face Value	$2,500,000	$2,500,000
Exercise Price	$2,256,250	$2,256,250
Stock Price	$10.40	$14.40
Exercise Threshold	20% of Min price	20% of Min price
Valuation per Incremental Warrant upon exercise	$11,320,000	$10,170,000
Discount Rate	36.97%	30.69%
Risk Free Rate	4.20%	4.03%
Annualized Volatility	92.00%	100.00%
Forecast horizon (years)	0.08	0.08

(1)	The fair value analysis of the Incremental Warrants was performed under the assumption of immediate conversion as of the valuation date. The stock price, classified as a Level 1 input under the fair value hierarchy, was utilized in the analysis. Potential ownership limitations or conversion blockers were not incorporated into the valuation, as the analysis assumed full conversion in a single transaction without restriction.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-
Convertible Note	$-	$-	$7,297,000	$7,297,000

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,607,544	$1,607,544

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

At December 31, 2024, the estimated fair value of the derivative liability tied to the three vested warrants held by an institutional investor and remeasured on a recurring basis amounted to $1,607,544.

At June 30, 2025, warrants held by an institutional investor were eliminated through exercising and a redemption and cancellation agreement for $379,083. The Company recorded a derivative liability related to the Incremental Warrants issued in connection with the SPA dated February 4, 2025. The Incremental Warrants’ fair value at date of issuance was $100,800,000 and were settled by June 30, 2025, with a gain recorded of $82,299,000. The initial analysis assumes immediate conversion upon issuance and does not incorporate ownership limitations or conversion blockers that could otherwise restrict full exercise or conversion. On June 26, 2025, the Company determined that modifications of the existing Senior Secured Convertible Note during the quarter qualified as an extinguishment.

The following tables provide a summary of changes in fair value associated with the Level 3 liabilities for the six-month periods ended June 30, 2025 and 2024:

Derivative liabilities

	2025	2024
Balance – January 1,	$1,607,544	$-
Issuance of derivative liability	100,800,000	117,300
Cash paid to settle derivative liability	(379,083)	-
Issuance of cashless shares for exercising warrants	(328,587)	-
Extinguishment of derivative liability	(366,308)	-
Change in fair market value - extinguished warrants	(533,566)	5,000
Change in fair market value - new warrants	(19,440,000)	-
Balance – March 31,	$81,360,000	$122,300
Issuance of derivative liability	-	112,000
Extinguishment of derivative liability	(90,560,000)	-
Change in fair market value - extinguished warrants	9,200,000	83,100
Balance – June 30,	$-	$317,400

Convertible Note

Balance – January 1, 2025	$-
Issuance of Convertible Note(1)	33,000,000
Change in fair value of Convertible Note	(17,705,000)
Balance – March 31, 2025	15,295,000
Change in fair value of Convertible Note	(2,818,000)
Convertible Note Extinguished(2)	12,477,000
Issuance of Convertible Note(2)	8,364,000
Change in fair value of Convertible Note	(1,067,000)
Balance – June 30, 2025	7,297,000

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

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to annual dues received at the start of the calendar year. As of June 30, 2025, the Company has approximately $134 thousand of remaining performance obligations, all of which will be recognized into revenue by the end of the calendar year. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 5 — Borrowings

Line of Credit

The Company has a line of credit with Regions Bank that allows for advances up to $150,000 with interest at the Prime Rate plus 4.75% with a floor of 4.75% and no maturity date. On June 30, 2025, the outstanding balance on the line of credit was $2,332 at a prime rate of 7.50% plus 4.75%, or 12.25%. On December 31, 2024, the outstanding balance on the line of credit was $148,976 at a prime rate of 7.75% plus 4.75%, or 12.50%. The line of credit is collateralized by Company assets. The interest expense incurred for the line of credit was $2,380 and $6,873 for the three-months and six-months ended June 30, 2025, respectively. No amount was drawn on the facility during the first six months of 2024.

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

The Initial Note accrues interest at a rate of 12% per annum, calculated on the basis of a 360-day year. Interest is payable quarterly in arrears, meaning that payments are due at the end of each calendar quarter for interest accrued during that quarter. The interest expense incurred for the Initial Note was $219,388 and $322,055, for the three-months and six-months ended June 30, 2025, respectively.

In connection with the closing of the Initial Note, the Company entered into a Registration Rights Agreement dated February 4, 2025, obligating the Company to file and maintain the effectiveness of one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon conversion of the Notes and related instruments. The Company was required to file an initial registration statement with the SEC within 30 calendar days of the closing date and have it declared effective within 90 calendar days (or 120 days if subject to full SEC review). The Company successfully filed the registration statement on time per the agreed terms for the Initial Note. The Company is also subject to certain limitations on entering into conflicting registration rights agreements through the applicable date and must allocate available registration capacity pro rata among holders.

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

On May 23, 2025, the Company and the Investor holding the Initial Note and Incremental Warrants entered into a waiver agreement pursuant to which, effective as of May 20, 2025, through May 30, 2025, the holder waived all rights to default-related penalties, default interest, and acceleration of any amounts due under the Initial Note, as well as any other rights arising from an event of default under the SPA, the Initial Note, the Incremental Warrants, and the related transaction documents, specifically with respect to the Company’s untimely filing of its Quarterly Report on Form 10-Q. In addition, the Investor waived the requirement under the related Registration Rights Agreement to register for resale the shares of common stock issuable upon conversion of the Notes (other than the Initial Note) in the initial registration statement filed by the Company with the SEC on February 14, 2025, and all related rights to receive any Registration Delay Payments (as defined in the Registration Agreement). The Company agreed to file subsequent registration statements within thirty (30) calendar days following the issuance of any Incremental Notes pursuant to the exercise or call of an Incremental Warrant, registering for resale by the Investor all shares issuable upon the conversion of such notes.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

On June 18, 2025, the Company and the Investor entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) pursuant to which (among other things) the Investor surrendered and exchanged all of its Incremental Warrants in exchange for (the “Exchange”) 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”). On the same date, the Company filed a Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Nevada. The Initial Note remains outstanding post-Exchange. See Note 8 – Stockholder’s Equity for further discussion.

On June 26, 2025, the Company and the Investor entered into an Amendment No. 1 to the Initial Note to correct the maturity date to February 4, 2027 and amend the Alternate Conversion Price to be the greater of (i) 95% of the lowest VWAP of the common stock of the Company during the seven (7) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice (as defined in the Initial Note) and (ii) the Floor Price (as defined in the Initial Note).

Upon the modification on June 26, 2025, the Company evaluated the debt modification guidance, including the troubled debt restructuring guidance, determining that the modification of this instrument for which the Company made a fair value option election pursuant to Subtopic 825-10 at inception, is not a troubled debt restructuring and rather, an extinguishment of the existing Initial Note. The Company recorded a gain on debt extinguishment of $4,113,000, which pursuant to ASC 470-50-40-2 for all extinguishments of debt, represents the difference between the reacquisition price (which includes any premium) and the net carrying amount of the debt being extinguished (which includes any deferred debt issuance costs) should be recognized as a gain or loss when the debt is extinguished. There were no deferred debt issuance costs as the Initial Note was accounted for under the fair value option at issuance, and regarding the amendment, the Company incurred approximately $2,000 in costs, which were expensed in the period incurred.

Cash Advance Agreements

On February 5, 2025, the Company paid off their Standard Merchant Cash Advance Agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) in the amount of $354,450, resulting in a loss on extinguishment of debt of $83,310. The Company also paid off their other Standard Merchant Cash Advance Agreement (the “Arin Cash Advance Agreement”) with Arin Funding LLC (“Arin”) in the amount of $340,421, resulting in a loss on extinguishment of debt of $68,615. The final amortization of financing fees incurred for these MCA loans occurred in Q1 2025, so for the six-months ended June of 2025, total fees were $63,160. Amortization of financing fees for Cedar for the three-and six-months ended June 30, 2024 was $62,801. There was no amortization expense for Arin during the three or six-months ended June 30, 2024.

Notes Payable-Senior Secured Promissory Notes

During the first quarter of 2025, the Company repaid in full all outstanding senior secured promissory notes issued in 2024 to an accredited investor. On February 5, 2025, in connection with the execution of the SPA, the Company paid the remaining principal and accrued interest on the third and final outstanding note, thereby fully extinguishing the Company’s debt obligations to the investor under the 2024 note issuances.

In addition, the accredited investor elected to convert an aggregate principal and interest amount of $483,751 of the notes into 17,265 shares of the Company’s common stock in accordance with the terms of the applicable note agreements. The Company also settled all vested and outstanding warrants previously held by the investor. Two of the three warrants were exercised for a total of 10,974 shares of common stock. The remaining warrant was repurchased by the Company for $379,083 in cash on January 24, 2025, resulting in the elimination of all vested warrants held by the investor.

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

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The interest expense incurred for these senior secured promissory notes was $0 and $23,798 for the three-months and six-months ended June 30, 2025, respectively. The interest expense incurred for the senior secured promissory notes was $76,301 and $90,922 for the three-months and six-months ended June 30, 2024, respectively.

Notes Payable-Promissory Note

On September 27, 2024, the Company entered into a promissory note payable whereby the Company borrowed $200,000 bearing interest at 12.5% per annum. The note was payable in three-monthly installments of $75,000. The proceeds of the note were used to pay down the senior secured promissory note entered into in February 2024. The remaining balance on the note as of December 31, 2024 was $148,725. This note was fully repaid in February 2025. The interest expense incurred for the promissory note was $1,276 during the first quarter of 2025.

Acquisition Settlement Agreement

In October 2024, the Company entered into an acquisition settlement agreement with the former owner of an acquired business. Under the terms of the agreement, the Company agreed to pay $1.0 million in equal installments of $11,905 per month over seven years, beginning November 1, 2024.

Economic Injury Disaster Loans

During 2024, the Company acquired franchises that had outstanding Economic Injury Disaster Loans (the “EIDL Loans”) in the aggregate of $147,100. The Company acquired the EIDL Loans which have terms similar to the Company’s existing EIDL loans. The EIDL Loans mature in 2050 and bear interest at a rate of 3.75% per annum. The interest expense incurred for the EIDL loans were $6,228 and $13,170 for the three-months and six-months ended June 30, 2025 and 2024, respectively.

Future maturities of EIDL term debt as of June 30, 2025, were as follows:

June 30,
Economic Injury Disaster Loans-Future Maturities	2025
2025 - remainder of the year	$2,950
2026	5,900
2027	5,900
2028	5,900
2029	5,900
2030	5,900
Thereafter	611,882
Total	$644,332

Total Notes Payable as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
Notes Payable	2025	2024
Senior secured promissory note (“SSPN”) #1	$-	$106,192
SSPN #2	-	1,316,000
SSPN#3	-	468,000
SSPN #4	7,297,000	-
Promissory note payable	-	148,725
Economic injury disaster loans (EIDL)	644,332	647,630
Acquisition Settlement Agreement	904,762	976,190
Total	$8,846,094	$3,662,737

Current portion:
Less: current portion-SSPNs	-	(1,890,192)
Less: current portion-Promissory note payable	-	(148,724)
Less: current portion-EIDL	(5,900)	(5,900)
Acquisition Settlement Agreement	(142,857)	(142,857)
Notes payable, net of current	$8,697,337	$1,475,064

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 6 — Commitments and Contingencies

Leases

The Company has operating leases for office space in several states. Lease terms are negotiated on an individual basis. Generally, the leases have initial terms ranging from one to five years. Renewal options are typically not recognized as part of the right-of-use assets and lease liabilities as it is not reasonably certain at the lease commencement date that the Company will exercise these options to extend the leases. Leases with an initial term of twelve-months or less that do not include an option to purchase the underlying asset are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term.

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

Lease costs for the three-month periods ended June 30, 2025 and 2024 were $269,910 and $212,955, respectively, and lease costs for the six-month periods ended June 30, 2025 and 2024 were $480,018 and $420,870, respectively. Lease costs are included in general and administrative expenses in the condensed consolidated statements of operations.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	356,355	249,176
Right-of-use assets obtained in exchange for lease liabilities	392,208	609,049

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
	2025	2024
Assets:
Right-of-use assets	$1,082,948	$997,715

Liabilities:
Lease liability, current	$407,905	$473,733
Lease liability, noncurrent	711,687	545,759
	$1,119,592	$1,019,492

The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. The weighted average discount rate is 10.77%.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Future maturities on lease liabilities as of June 30, 2025, are as follows:

June 30,
2025
2025 – remainder of year	$268,614
2026	483,888
2027	301,678
2028	130,929
2029 and thereafter	152,316
Total minimum lease payments	1,337,425
Less: imputed interest	(217,833)
Present value of lease obligations	1,119,592
Less: current portion	(407,905)
Long-term portion of lease obligations	$711,687

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

On February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000. Discovery is proceeding, mediation is scheduled for August 25, 2025. The Company denies the merits of the claims and intends on vigorously defending the litigation.

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

On March 5, 2025, Joshua Epstein filed an action in Osceola County, Florida Circuit Court alleging claims for Breach of Contract, Promissory Estoppel, Conversion, Unjust Enrichment, Breach of Good Faith and Fair Dealings, Fraud in the Inducement, and to recover alleged unpaid compensation from the defendant, La Rosa Holdings Corp. The Company strongly opposes and denies these claims. Mediation is scheduled for September 5, 2025. The Company denies the merits of the claims and intends on vigorously defending the litigation.

On June 5, 2025, an employee, who served as our Senior Human Resources and Payroll Specialist from July 10, 2024 to August 19, 2024, filed a civil lawsuit against the Company in the Circuit Court of Osceola County, Florida. The employee is seeking a jury trial claiming $50,000 in damages and that the Company terminated her employment in violation of SS 448.102(3). On July 9, 2025, the Company responded to the complaint with its Answer and Affirmative Defenses, effectively denying all of the plaintiff’s claims. The case remains pending.

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

Note 7 — Equity Shares and Warrants

Warrants are issued to consultants as compensation or as part of certain capital raises which entitle the holder to purchase shares of the Company’s common stock at a fixed price. As of June 30, 2025, the Company’s stock price was $10.44.

During the six months ended June 30, 2025, the Company settled all vested and outstanding warrants previously held by the accredited investor holding the three senior secured notes payable from 2024. Two of the three warrants were exercised on a cashless basis for a total of 10,974 shares of common stock which represented 1,392,198 warrants. The remaining warrant was repurchased by the Company for $379,083 in cash on January 24, 2025, resulting in the elimination of all vested warrants (1,202,244 warrants) held by the investor as of March 31, 2025.

Warrants issued to two investors who loaned money to the Company, Emmis Capital II, LLC and the Company’s CEO, Joseph La Rosa, on November 14, 2022 and December 2, 2022, respectively, included full ratchet antidilutive protections. The original warrants each covered 50,000 shares at a strike price of $5.00. By the end of 2024, due to various debt and equity transactions the new strike price on these warrants became $0.37, resulting in the number of shares covered by each warrant to increase to 667,913, and a 2024 deemed dividend of $1,476,044. In the first half of 2025, the warrants were revalued due to equity transactions triggering the ratchet antidilutive protections bringing the strike price of these warrants down to $0.14 resulting in the number of shares covered by each warrant to increase to 1,851,852, and a 2025 deemed dividend of $89,031.

At June 30, 2025, warrants outstanding that have vested and are expected to vest are as follows:

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price(1)	(in years)	Value(1)
(audited)
Vested	3,705,093	$0.43	2.40	—
Expected to vest	—	—	—	—
Total	3,705,093	$0.43	2.40	—

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Additional information with respect to warrant activity:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2024	3,931,657	$0.66
Granted/Increase to existing warrants	1,328,000	0.19
Exercised	(1,392,198)	0.37
Expired or forfeited	(1,202,244)	0.37
Balance — March 31, 2025	2,665,215	$0.60
Granted	1,039,878	0.14
Grants pursuant to a ratchet provision	—	—
Balance — June 30, 2025	3,705,093	$0.43

As of June 30, 2025 and December 31, 2024, there was no unrecognized expense related to warrants.

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

The weighted average fair value of warrants granted for the period ended June 30, 2025 and December 31, 2024 and the assumptions used in the Black-Scholes model are set forth in the table below.

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Weighted average fair value	$0.06	$0.87
Dividend yield	—	—
Expected volatility factor	65.8%	72.7%
Risk-free interest rate	3.7%	4.3%
Expected life (in years)	2.4	5.5

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 8 — Stockholders’ Equity

Series B Preferred Stock

On June 18, 2025, with the prior approval by the Company’s Board of Directors, the Company and the Investor entered into, and closed the transactions contemplated by, that certain Amendment and Exchange Agreement (the “Exchange Agreement”) pursuant to which (among other things) the Investor surrendered and exchanged all of its Incremental Warrants in exchange for (the “Exchange”) 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”). On the same date, the Company filed a Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Nevada.

Pursuant to the terms of the Exchange Agreement, conversion of the Series B Preferred Stock into shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) in excess of 19.99% of the Company’s outstanding shares of Common Stock is conditional upon obtaining the approval of the Company’s shareholders in accordance with the rules and regulations of the Nasdaq Capital Market (“Shareholder Approval”). The Company agreed to convene a meeting of stockholders to obtain Shareholder Approval within 120 days after the date of the Exchange Agreement. The Company obtained the Shareholder Approval effective as of August 11, 2025.

In connection with the issuance of the Series B Preferred Stock, the Company incurred direct and incremental expenses of $43,000 comprised of legal fees, which reduced the carrying value of the Preferred Stock.

Convertible preferred stock consisted of the following as of June 30, 2025:

June 30, 2025
Shares Authorized	Shares Issued and Outstanding	Carrying Value	Original Issue Price	Conversion Price	Common Shares Upon Conversion
6,000	6,000	$8,261,000	$0.0001	$9.60	794,361

Convertible preferred stock is classified within permanent equity and recorded on the accompanying consolidated balance sheet at its issuance date fair value. The holders of the Preferred Stock have the following rights and preferences:

Voting

Holders of shares of Series B Preferred Stock have no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock of the Company, and are not entitled to call a meeting of such holders for any purpose, nor are they entitled to participate in any meeting of the holders of common stock of the Company, except as provided in the Section 16 of the Certificate of Designation or as otherwise required by the Nevada Revised Statutes.

Conversion Rights

Subject to the Maximum Percentage, holders of outstanding shares of Series B Preferred Stock are entitled to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) thereof into shares of Common Stock at the Conversion Rate (as hereinafter defined). For such purpose: (i) “Conversion Amount” means the stated value thereof (or $1,000 per share) and any other unpaid amounts owed to such holder(s) under the Exchange Documents (as defined in the Exchange Agreement); (ii) “Conversion Rate” means the amount determined by dividing (x) such Conversion Amount by (y) the Conversion Price; (iii) “Conversion Price”, as of any date of determination and subject to adjustment as provided therein (if any), at the option of the converting holder(s), either: (A) $20.00 per share (subject to adjustment), or (B) the “Alternate Conversion Price”; and (iv) “Alternate Conversion Price” means the greater of (x) the “Floor Price” of $6.56 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (y) 95% of the lowest VWAP (as defined in the Certificate of Designation) of the Common Stock during the seven (7) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice. In the event the holder elects to convert the Series B Preferred Stock at the Alternate Conversion Price, the Conversion Amount shall be multiplied by (i) if in connection with a Change of Control (as defined in the Certificate of Designation, 105% or (ii) otherwise, 125%,

A holder of Series B Preferred Stock does not have the right to convert any portion of their shares thereof to the extent that, after giving effect to such conversion, the holder (together with its affiliates) would beneficially own in excess of the 4.99% ( the “Maximum Percentage”), which may be raised or lowered to any other percentage not in excess of 9.99%, at the option of the holder upon 61 days’ prior written notice to the Company.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Subject to certain exceptions outlined in the Certificate of Designation, including, but not limited to, equity issuances in connection with its equity incentive plan and certain strategic acquisitions, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sells, enters into an agreement to sell, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any shares of Common Stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, Common Stock, at an effective price per share less than the Conversion Price of the Series B Preferred Stock then in effect, the Conversion Price of the Series B Preferred Stock will be reduced to equal the effective price per share in such dilutive issuance.

Redemption

Under the Certificate of Designation, the Company has the right to redeem all, but not less than all, of the then outstanding shares of Series B Preferred Stock at a price equal to the greater of (i) the Conversion Amount being redeemed and (ii) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed multiplied by (2) the greatest Closing Sale Price (as defined therein) of the Common Stock on any trading day during the period commencing on the date immediately preceding the date of the Company’s notice to the holder(s) of Series B Preferred Stock of such redemption and ending on the trading day immediately prior to the date the Company makes the entire redemption payment required to be made under the Certificate of Designation.

Dividends

The Series B Preferred Stock bears no dividends.

Liquidation

In the event of a Liquidation Event (as defined in the Certificate of Designation), the holders of the Series B Preferred Stock shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of any shares of Common Stock, but pari passu with any parity stock then outstanding, an amount per share of Series B Preferred stock equal to the greater of (A) 125% of the conversion amount and (B) the amount per share that such Series B Preferred Stock holder would receive if converted into Common Stock immediately prior to the date of such payment.

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

Common Stock Issuances

On January 17, 2025, the Company issued 4,995 shares of common stock as an exercise of a prefunded warrant which was part of the securities purchase agreement with an institutional accredited investor, Abri Advisors, Ltd., a corporation organized under the laws of Bermuda, agreed to on November 1, 2024.

On February 5, 2025, the Company issued the CEO an aggregate of 36,665 unregistered shares of common stock of the Company, par value $0.0001 per share (the “Shares”) as a compensation for the services rendered pursuant to his employment agreement with the Company. The Company issued the Shares to the CEO in reliance on exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), available to the Company under Section 4(a)(2) of the Securities Act due to the fact that the issuance did not involve a public offering of securities. The stock compensation expense for the three and six-months ended June 30, 2025, was $0 and $1,160,381, respectively.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

On February 20, 2025, the Company issued shares pursuant a consulting agreement entered into on January 1, 2025 in which the Company agreed to issue 21,545 shares of the Company’s common stock for services rendered. The stock compensation expense for the three-months and six-months ended June 30, 2025, related to this transaction amounted to $0 and $411,062, respectively.

On February 20 and 24, 2025, the Company entered into marketing agreements pursuant to which the Company agreed to issue 3,750 and 2,500 shares of the Company’s common stock, respectively, for services rendered. The stock compensation expense for the six-months ended June 30, 2025, related to this transaction amounted to $122,570. There is no related compensation for the three months ended June 30, 2025.

On March 10, 2025, the Company issued 500 shares to team leaders pursuant to independent contractor agreements signed in 2024. The stock compensation expense for the six-months ended June 30, 2025, related to this transaction amounted to $8,036. There is no related compensation for the three months ended June 30, 2025.

On March 10, 2025, the Company entered into a marketing agreement pursuant to which the Company agreed to issue 3,125 shares of the Company’s common stock for services rendered. The stock compensation expense for the three-months and six-months ended June 30, 2025, related to this transaction amounted to $0 and $46,925, respectively.

On April 21, 2025, the Company issued the CEO an aggregate of 41,217 unregistered shares of common stock of the Company, par value $0.0001 per share as compensation for the services rendered pursuant to his employment agreement with the Company. The stock compensation expense for the three-months and six-months ended June 30, 2025, related to this transaction amounted to $444,319.

For the six-months ended June 30, 2025, the holder of our Senior Secured promissory notes converted 28,238 of the Company’s common stock as part of their First warrants and principal and interest conversions.

For the three-months and six-months ended June 30, 2025, the Company utilized their ATM and sold a total of 218,918 and 311,999, respectively, shares of the Company’s common stock for gross proceeds of $3,893,229 and $6,916,792, respectively and net proceeds of $3,741,282 and $6,658,876, respectively. In addition, due to the impacts of the reverse split of 80 shares to 1 included in proceeds from investors on the statement of changes in stockholders’ equity are 15 and 32 shares and additional capital of $3,673 and $1,791, for the three and six-months ended June 30. 2025, respectively.

For the three-months and six-months ended June 30, 2025, the Company issued 1,220 and 1,926, respectively, shares of the Company’s common stock pursuant to the Restricted Stock Unit (RSU) vesting with a value of $50,027 and $69,481, respectively.

Stock Option Awards

For the three-month and six-month periods ended June 30, 2025, the Company recorded stock-based compensation for employees and directors awards of $14,159 and $158,062, respectively. The Company did not realize any tax benefits associated with share-based compensation for these periods as the Company recorded a valuation allowance on all deferred tax assets.

At June 30, 2025, options outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	49,961	$122.88	8.7	$-
Expected to vest	4,194	45.99	9.5	-
Total	54,155	$116.92	8.8	$-

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Additional information with respect to stock option activity:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2024	48,836	$124.66
Granted	4,069	55.94
Expired or forfeited	—	—
Balance — March 31, 2025	52,905	$119.38
Granted	1,250	13.00
Expired or forfeited	—	—
Balance — June 30, 2025	54,155	$116.92

During the six-months ended June 30, 2025, the Company issued an aggregate of 5,319 stock options. Of this amount, 2,500 options were granted to the Chief Executive Officer in connection with the closing of an acquisition on December 31, 2024, according to his employment agreement. The remaining 2,819 options were granted to contractors as part of their compensation packages.

The weighted average fair value of stock options granted in the quarters ended June 30, 2025 and 2024 and the assumptions used in the Black-Scholes model are set forth in the table below.

	June 30,	June 30,
	2025	2024
Weighted average fair value	$0.57	$1.22
Dividend yield	—	—
Expected volatility factor	68.5%	67.9%
Risk-free interest rate	4.5%	4.0%
Expected life (in years)	9.0	10.0

As of June 30, 2025, unrecognized compensation expense related to stock option awards totaled $119,712, to be expensed over the next 9.5 years. As of December 31, 2024, unrecognized compensation expense related to stock option awards totaled $92,892.

Restricted Stock Units

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2024	1,191	$78.66
Granted	8,096	33.68
Expired or forfeited	(352)	60.42
Balance — March 31, 2025	8,935	$37.74
Granted	187	12.32
Expired or forfeited	(1,264)	41.28
Balance — June 30, 2025	7,858	$37.17

On February 1, 2025, a Restricted Stock Unit (“RSU”) covering 50 shares granted to the Company’s Chief Technology Officer (“CTO”) vested. The Company withheld 15 shares to cover payroll tax withholding and issued 35 shares to the executive. The Company also granted a new RSU to the CTO on February 1, 2025, which will vest on the first anniversary of the grant.

During the six-month period ending June 30, 2025, the Company issued 8,258 RSU’s to agents as part of our agent incentive plan and 25 RSU’s to our CTO as part of his employment agreement.

For the three-month periods ending June 30, 2025 and 2024, the Company recorded $48,980 and $2,871, respectively, of share-based compensation expense related to the RSUs. For the six-month periods ending June 30, 2025 and 2024, the Company recorded $70,953 and $5,514, respectively, of share-based compensation expense related to the RSUs. As of June 30, 2025, unrecognized compensation expense related to the awards was $268,617, to be expensed over the next 1.6 years. The Company did not realize any tax benefits associated with share-based compensation for the three-month periods ended June 30, 2025 and 2024, as the Company recorded a valuation allowance on all deferred tax assets.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9 — Earnings Per Share

Basic income (loss) per share of common stock attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share of common stock attributable to common stockholders is computed by giving effect to all potential shares of common stock, including those related to the Company’s outstanding warrants, options and RSUs, to the extent dilutive. For certain periods presented, these potential shares were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for certain periods presented.

For the three-month period ended June 30, 2025, as measured in common stock there were 3,660,906 warrants outstanding, 794,361 of convertible Series B Convertible Preferred Stock, 30 outstanding Stock options and 92 unvested restricted stock awards included in the calculation of diluted weighted average shares outstanding, as such securities were dilutive, resulting in 4,455,389 potential common shares included in the calculation of diluted EPS. Diluted EPS includes the dilutive effect of securities when the average market price exceeds the exercise price of the securities, if any, and is calculated using the treasury stock method.

The following tables set forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been antidilutive:

	Six Months Ended
	June 30,
	2025	2024
Warrants	3,705,093	604,723
Options	54,155	48,444
Restricted stock units	7,858	343
Preferred stock Series B	794,361	—
Total	4,561,467	653,510

	Three Months Ended
	June 30,
	2025	2024
Warrants	44,187	604,723
Options	54,125	48,444
Restricted stock units	7,766	343
Preferred stock Series B	—	—
Total	106,078	653,510

Note 10 — Segments

The Company’s business is organized into six material reportable segments which aggregate 100% of revenue:

1)	Real Estate Brokerage Services (Residential)

2)	Franchising Services

3)	Coaching Services

4)	Property Management

5)	Real Estate Brokerage Services (Commercial)

6)	Title Settlement and Insurance

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents the information for the Company’s reportable segments for the three-months and six-months ended June 30, 2025 and 2024, respectively.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue by segment
Real estate brokerage services (residential)	$19,709,947	$15,858,414	$33,980,226	$26,096,163
Franchising services	31,222	68,808	70,000	213,189
Coaching services	122,692	211,024	217,226	344,017
Property management	3,083,763	2,757,680	6,060,296	5,302,267
Real estate brokerage services (commercial)	188,020	155,494	245,086	184,683
Title Settlement and Insurance	78,574	—	155,778
	$23,214,218	$19,051,420	$40,728,612	$32,140,319
Cost of goods sold by segment
Real estate brokerage services (residential)	$18,028,142	$14,470,016	$30,924,027	$23,674,037
Franchising services	113,368	123,453	225,159	253,542
Coaching services	83,003	111,659	138,883	184,664
Property management	2,982,851	2,630,472	5,861,991	5,145,440
Real estate brokerage services (commercial)	154,626	129,509	188,656	134,328
Title Settlement and Insurance	—	—	—	—
	$21,361,990	$17,465,109	$37,338,716	$29,392,011
Gross profit by segment
Real estate brokerage services (residential)	$1,681,805	$1,388,398	$3,056,199	$2,422,126
Franchising services	(82,146)	(54,645)	(155,159)	(40,353)
Coaching services	39,689	99,365	78,343	159,353
Property management	100,912	127,208	198,305	156,827
Real estate brokerage services (commercial)	33,394	25,985	56,430	50,355
Title Settlement and Insurance	78,574	—	155,778	—
	$1,852,228	$1,586,311	$3,389,896	$2,748,308

G&A by segment
Real Estate Brokerage Services (Residential)	$2,937,005	$2,719,067	$6,448,169	$5,018,065
Franchising Services	30,619	10,211	110,277	11,916
Coaching Services	33,595	478	73,153	921
Property Management	90,859	10,714	104,898	21,567
Real Estate Brokerage Services (Commercial)	36,576	(314)	61,318	9,542
Title Settlement and Insurance	72,399	—	130,763	—
	$3,201,053	$2,740,156	$6,928,578	$5,062,011

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

In addition to the expenses from these segments, corporate other income (expenses), net were $79,811,929 and $(1,112,388), which resulted in the net income (loss) of $78,463,104 and $(2,266,233) for the three-months ended June 30, 2025 and 2024, respectively. Corporate other income (expenses), net were $13,697,099 and $4,617,508, which resulted in the net loss of $17,235,781 and $6,931,211 for the six-months ended June 30, 2025 and 2024, respectively.

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three-months and six-months ended June 30, 2025 and 2024, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Performance obligations satisfied at a point in time	$19,684,804	$15,783,451	$33,706,356	$25,775,770
Performance obligations satisfied over time	3,529,414	3,267,969	7,022,256	6,364,549
Revenue	$23,214,218	$19,051,420	$40,728,612	$32,140,319

Note 11 — Subsequent Events

Equity Issuances

On July 7, 2025, the Company issued 313 shares of common stock pursuant to a consulting agreement for services rendered.

On July 8, 2025, the Company issued the remaining amount of common stock of 331 shares, pursuant to the consulting agreement entered into on February 20, 2025.

On July 14, 2025, the Company entered into an exchange agreement with certain holder (the “Holder”) of a common stock purchase warrant to purchase 1,851,852 shares of common stock, at $0.135 per share, issued by the Company to the Holder on November 14, 2022. Pursuant to such exchange agreement, the Holder’s warrant was cancelled and in exchange, the Company issued an aggregate of 75,000 shares of common stock to the Holder.

On July 14, 2025, the Company entered into a consulting agreement pursuant to which the Company agreed to issue 50,000 shares of the Company’s common stock for services rendered.

On July 17, 2025, the Company entered into an exchange agreement with Joseph La Rosa, its Chief Executive Officer and holder of a common stock purchase warrant to purchase 1,851,852 shares of common stock, at $0.135 per share, issued by the Company to Mr. La Rosa on December 2, 2022. Pursuant to such exchange agreement, Mr. La Rosa’s warrant was cancelled and in exchange, the Company issued Mr. La Rosa an aggregate of 75,000 shares of common stock.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

In July 2025, the Company utilized their ATM and sold a total of 75,000 shares of the Company’s common stock.

On August 11, 2025, the Company issued its directors, officers, certain employees and consultants an aggregate 143,711 unregistered shares of common stock pursuant to the Second Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (“Second Amended 2022 Plan”).

On August 11, 2025, the Company issued 75,000 unregistered shares of common stock to Ross Carmel, as the designee of its legal counsel, Sichenzia Ross Ference Carmel LLP, in exchange for amounts payable for services rendered to the Company. The shares were issued to Mr. Carmel pursuant to Second Amended 2022 Plan.

Subsequent to June 30, 2025, the Company issued an additional 450 shares from the vesting of RSU grants as part of the Company’s agent incentive plan.

Reverse Split

On July 2, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation, as amended (the “Certificate of Amendment”), with the Secretary of State of Nevada to effect an 1-for-80 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), issued and outstanding, effective as of 12:01 a.m. EST on July 7, 2025, (the “Reverse Stock Split”).

As a result of the Reverse Stock Split, every eighty shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock. No fractional shares were issued as a result of the Reverse Stock Split, fractional entitlements were rounded up to the next whole number. The Reverse Stock Split reduced the number of shares of Common Stock outstanding from 58,323,795 shares to 729,113 shares. The number of authorized shares of Common Stock under the Articles of Incorporation remained unchanged at 2,050,000,000 shares and the par value of the Common Stock remained $0.0001 per share. The split also brought the Company back into a “Controlled Company” Status with the CEO owning more than 50% of the voting power.

Other Subsequent Events

On July 9, 2025, our Compensation Committee, our Board of Directors, and the stockholders approved the Second Amended 2022 Plan. Pursuant to the Second Amended 2022 Plan (i) the total number of shares of common stock subject to the plan was revised from 156,250 shares (as adjusted for the 80-for-1 reverse stock split effected by the Company on July 7, 2025) to 374,961 shares to ensure sufficient shares are available for future grants, and (ii) the term “Consultant” was clarified to include not only a person, including an advisor, engaged by the Company, its subsidiary or affiliate to render services to the Company or its subsidiary, but also a legal entity wholly-owned by such person. The Second Amended 2022 Plan replaced the Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan adopted on November 19, 2024 by the stockholders of the Company, in its entirety. On July 11, 2025, the Company filed a preliminary information statement on Schedule 14C with the SEC notifying stockholders of such written consent. On July 21, 2025, the Company filed a definitive preliminary statement on Schedule 14C with the SEC and commenced mailing the definitive information statement to stockholders of record as of the close of business on July 9, 2025. Such stockholders’ approval and the Second Amended 2022 Plan became effective on August 11, 2025.

On August 4, 2025, the Company and an institutional investor (“Investor”) entered into an Equity Purchase Facility Agreement (the “EPFA”), pursuant to which, the Company has the right to issue and sell to the Investor up to $150 million in newly issued shares of the Company’s common stock. The term of the facility provided under the EPFA expires on the earlier to occur of (i) the first day of the next month following the 36-month anniversary of the first trading date after the Agreement Date and (ii) the date on which the Investor shall have made payment of Advances pursuant to the EPFA for Common Shares equal to the Commitment Amount; provided that the Company may terminate the EPFA effective upon five trading days’ prior written notice to the Investor (provided that there are no outstanding advance notices the Common Shares under which have yet to be issued).

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

In addition to providing person-to-person residential and commercial real estate brokerage services to the public, we cross-sell ancillary technology-based products and services primarily to our sales agents and the sales agents associated with our franchisees. Our business is organized based on the services we provide internally to our agents and to the public, which are residential and commercial real estate brokerage, franchising, real estate brokerage education and coaching, property management, and title services. Our real estate brokerage business operates primarily under the trade name La Rosa Realty. We have 26 La Rosa Realty corporate real estate brokerage offices and branches located in Florida, California, Texas, Georgia, North Carolina and Puerto Rico. The Company also has 6 La Rosa Realty franchised real estate brokerage offices and branches and 3 affiliated real estate brokerage offices, that pay us fees in 7 states in the United States and Puerto Rico. We also have recently opened LR Realty Spain, which is a full-service brokerage office located primarily in Malaga, Spain. Additionally, the Company has a full-service escrow settlement and title company in Florida.

Our real estate brokerage offices, both corporate and franchised, are staffed with 3,001 licensed real estate brokers and sales associates as of June 30, 2025.

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

In December 2024, the Company opened its first office and wholly owned subsidiary in North Carolina, La Rosa Realty NC LLC. In January 2025, the Company formed LR Luxury, LLC, engaged mostly in the residential real estate brokerage business. In April 2025, the Company formed LR Agent Advance, LLC, offering a commission advancement program exclusively for La Rosa agents. In 2025, we also formed LR Realty Spain, S.L., our wholly owned subsidiary in Spain.

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

Recent Developments

Reverse Stock Split

On July 2, 2025, the Company effected a 1-for-80 reverse stock split of the common stock, issued and outstanding, effective as of 12:01 a.m. (New York time) on July 7, 2025. On February 4, 2025, the Company’s stockholders holding a majority of the voting power of the Company by a written consent approved the amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to effect a reverse stock split of the Company’s common stock at a ratio in the range of 1-for-20 to 1-for-100, with such ratio to be determined by the Company’s Board of Directors. Such resolution became effective on March 28, 2025, or twenty (20) days after the Company filed with the SEC and mailed to its stockholders respective Information Statement on Schedule 14C on or approximately March 7, 2025. Following such stockholders’ approval, the Board of Directors determined to effect the reverse stock split at a ratio of 1-for-80 (“Reverse Stock Split”). As a result of the Reverse Stock Split, every eighty (80) shares of issued and outstanding common stock were automatically combined into one (1) issued and outstanding share of common stock. Unless noted otherwise, all share and the price per share information for all periods presented in this report have been retroactively adjusted for the Reverse Stock Split.

Increase of the Authorized Stock

On February 4, 2025, our Board of Directors, and the stockholders holding a majority of the voting power of the Company approved the Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of the Company’s authorized shares of common stock to two billion (2,000,000,000) shares of common stock, and to restate Sections 3.01 and 3.02 thereof to reflect such increase. Such an increase became effective on June 2, 2025.

Nasdaq Notice Regarding Minimum Bid Price Requirement

On October 10, 2024, the Company received a letter from the Nasdaq Listing Qualifications Department notifying us that, for the 30 consecutive business day period between August 28, 2024 through October 9, 2024, our common stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). On July 21, 2025, the Company received a letter from Nasdaq confirming that the Nasdaq Listing Qualifications Department has determined that for the last 10 consecutive business days, from July 7 through July 18, 2025, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with the Bid Price Rule, and this matter is now closed.

Nasdaq Notice Regarding Stockholders’ Equity Requirement

On May 30, 2025, the Company received a letter from Nasdaq indicating that, because the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended March 31, 2025 was $(83,377,044), the Company is no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing.

Nasdaq’s letter provided the Company with 45 calendar days, or until July 14, 2025, to submit a plan to regain compliance. On July 14, 2025, the Company submitted to Nasdaq its plan to regain compliance. If the plan is accepted, the Company can be granted up to 180 calendar days from May 30, 2025 (or until November 26, 2025), to evidence compliance.

Nasdaq Notice Regarding Filing Deficiency

On May 21, 2025, the Company also received a notice (the “Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “Filing”) with the SEC.

The Notice informed the Company that, under Nasdaq rules, the Company has 60 calendar days to submit a plan to regain compliance, and if the Staff accepts such plan, they can grant an exception of up to 180 calendar days from the Filing’s due date (or until November 17, 2025) to regain compliance. The Company regained compliance with Nasdaq Listing Rule 5250(c)(1) as a result of filing of its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025 on May 29, 2025.

ATM Offering

On November 22, 2024, the Company entered into a sales agreement (“ATM Agreement”) with A.G.P./Alliance Global Partners, as sales agent, relating to the sale of common stock. During the three month ended June 30, 2025, the Company issued an aggregate of 218,918 shares of common stock pursuant to such ATM Agreement for net proceeds of $3,741,282. The Company paid the sales agent compensation with respect to sale of such shares in the amount of $151,947.

Change in Controlled Company Status

As of December 31, 2024, the Company qualified as a “controlled company” because more than 50% of the voting power for the election of directors was held by Joseph La Rosa, our Chief Executive Officer and Chairman. As a result of certain sales under the Company’s previously announced at-the-market offering, as of April 16, 2025 Mr. La Rosa no longer held more than 50% of the voting power for the election of directors. As a result, the Company was no longer considered a “controlled company” for the purposes of the listing requirements of the Nasdaq Capital Market. Since the Company did not avail itself of certain of the controlled company exemptions afforded by Nasdaq to controlled companies, such change in the Company’s status did not result in any corporate governance changes for the Company. The Company regained a “controlled company” status on July 7, 2025 because as a result of Reverse Stock Split, Mr. Joseph La Rosa became a holder of more than 50% of the voting power of the Company.

The Facility

On August 4, 2025 (the “Agreement Date”), the Company entered into the Equity Purchase Facility Agreement (“Facility Agreement”) with an institutional investor (the “Facility Investor”), pursuant to which the Facility Investor committed to purchase, subject to certain conditions and limitations, up to $150,000,000 (the “Commitment Amount”) in newly issued shares of the common stock of the Company (the “Facility”). In connection with the Facility, on the Agreement Date the Company also entered into a Registration Rights Agreement (the “RRA”) with the Facility Investor.

Pursuant to the terms of the Facility Agreement, the issuance of shares of common stock in excess of 19.99% of the Company’s outstanding shares of common stock is conditional upon obtaining the approval of the Company’s stockholders in accordance with the rules and regulations of the Nasdaq Capital Market. On August 6, 2025, the stockholders, holding approximately 96.3% of the votes of our outstanding voting stock approved the Facility Agreement and RRA, including, but not limited to the issuance of the shares of common stock in excess of 19.99% of the Company’s issued and outstanding common stock at a price less than the minimum price required by the Nasdaq Capital Market, in compliance with the rules and regulations of the Nasdaq Capital Market. On August 8, 2025, the Company filed a preliminary information statement on Schedule 14C with the SEC notifying stockholders of such approval. The Company filed a definitive information statement on Schedule 14C with the SEC and commenced mailing of the definitive information statement to stockholders of record on August 18, 2025. Such stockholders’ approval will become effective 20 calendar days after commencement of mailing, or September 7, 2025.

February 2025 Financing and June 2025 Exchange Agreement

On February 4, 2025 (“Closing Date”), we entered into the SPA with an institutional investor (“2025 Investor”) pursuant to which we agreed to issued and sell to the 2025 Investor upon the terms and conditions set forth in the SPA on such date: (i) a Senior Secured Convertible Note in the original principal amount of $5,500,000 which matures on the two-year anniversary of the Closing Date (the “Initial Note”); and (ii) sixteen (16) warrants (the “Incremental Warrants”), each to purchase additional Notes in an original principal amount up to $2,500,000 at an exercise price of $2,256,250, in substantially the same form as the Initial Note (Incremental Notes and together with the Initial Note, the “Notes”). The Incremental Warrants and Initial Note were issued to 2025 Investor on the Closing Date. The purchase price paid by 2025 Investor under the SPA for the Initial Note and Incremental Warrants was $4,963,750, which was used by the Company to pay-off certain indebtedness, pay certain outstanding fees and expenses, acquisitions and general corporate purposes. The Company also granted 2025 Investor registration rights in the shares of common stock issuable pursuant to the SPA and conversion of the Notes. The Company and its subsidiaries also entered into a security agreement with or in favor of the 2025 Investor pursuant to which the Company and its subsidiaries granted the 2025 Investor a security interest in certain property of the Company and its subsidiaries to secure the Company’s obligations under the Notes. The Company also agreed to obtain stockholder approval for the issuance of more than 19.99% of the issued and outstanding common stock in this financing.

On the Closing Date, as required by the SPA, stockholders holding a majority of the voting power of the Company, approved (i) the issuance of the Initial Note, the Incremental Warrants and Incremental Notes, all Interest Shares and all of the Conversion Shares and Incremental Conversion Shares (each as defined in the SPA) in excess of 19.99% (without regard to any limitation on conversion or exercise thereof) of the Company’s issued and outstanding common stock at a price less than the minimum price required by the Nasdaq in accordance with Nasdaq Listing Rules 5635(b) and 5635(d); (ii) authorization to complete a reverse split of our common stock; and (iii) authorization to increase the number of authorized shares of our common stock to ensure that the Company has a sufficient number of authorized shares reserved for issuance to equal at least 200% of the maximum number of shares issuable upon conversion of the Notes, as determined under the Securities Purchase Agreement. Such approval was effective on March 27, 2025, or 20 days after commencement of mailing of the definitive information statement regarding this approval to the stockholders of the Company.

On June 18, 2025, with the prior approval by the Company’s Board of Directors, the Company and the 2025 Investor entered into, and closed the transactions contemplated by, that certain Amendment and Exchange Agreement (the “Exchange Agreement”) pursuant to which (among other things) the 2025 Investor surrendered and exchanged all of its Incremental Warrants in exchange for (the “Exchange”) 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”). On the same date, the Company filed a Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada. The Initial Note remains outstanding post-Exchange.

On June 26, 2025, the Company and 2025 Investor signed Amendment No. 1 to the Initial Note to correct an administrative error in the definition of maturity date and alternate conversion price in the Initial Note.

Pursuant to the terms of the Exchange Agreement, conversion of the Series B Preferred Stock into shares of common stock of the Company in excess of 19.99% of the Company’s outstanding shares of common stock is conditional upon obtaining the approval of the Company’s stockholders in accordance with the rules and regulations of the Nasdaq Capital Market. On July 9, 2025, Joseph La Rosa and JLR-JCCLT1 Land Trust, controlled by Mr. La Rosa, approved such conversion and the terms of the Exchange Agreement in their capacity as stockholders of the Company holding a majority of the voting power of the Company by written consent in lieu of having a stockholders meeting. On July 11, 2025, the Company filed a preliminary information statement on Schedule 14C with the SEC notifying stockholders of such written consent. On July 21, 2025, the Company filed a definitive information statement on Schedule 14C with the SEC and commenced mailing the definitive information statement to stockholders of record as of the close of business on July 9, 2025. Such stockholders’ approval became effective on August 11, 2025.

Second Amended and Restated 2022 La Rosa Holdings Corp. Equity Incentive Plan

On July 9, 2025, our Compensation Committee, our Board of Directors, and the stockholders holding a majority of the voting power of the Company (by written consent in lieu of a stockholders’ meeting) approved the Second Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (“Second Amended 2022 Plan”). Pursuant to the Second Amended 2022 Plan (i) the total number of shares of common stock subject to the plan was revised from 156,250 shares (as adjusted for the 80-for-1 reverse stock split effected by the Company on July 7, 2025) to 374,961 shares to ensure sufficient shares are available for future grants, and (ii) the term “Consultant” was clarified to include not only a person, including an advisor, engaged by the Company, its subsidiary or affiliate to render services to the Company or its subsidiary, but also a legal entity wholly-owned by such person. The Second Amended 2022 Plan will replace the Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan adopted on November 19, 2024 by the stockholders of the Company, in its entirety. On July 11, 2025, the Company filed a preliminary information statement on Schedule 14C with the SEC notifying stockholders of such written consent. On July 21, 2025, the Company filed a definitive information statement on Schedule 14C with the SEC and commenced mailing the definitive information statement to stockholders of record as of the close of business on July 9, 2025. Such stockholders’ approval and the Second Amended 2022 Plan became effective on August 11, 2025.

European Expansion

On February 25, 2025, the Company announced the launch of its European expansion initiative with the engagement of Joaquín Nuevo Alarcón as Area Developer for Spain, effective as of March 1, 2025. This move marks the Company’s first step in international expansion beyond the United States and Puerto Rico and in a broader European strategy designed to bring its disruptive, agent-first business model to the global real estate market. As part of its long-term growth strategy, the Company is focused on establishing a strong presence in Spain while laying the groundwork for further expansion into additional high-growth real estate markets across Europe. The Company plans to introduce franchise opportunities, brokerage offices, and technology-driven services to scale its operations internationally.

Stock Repurchase Program

On April 23, 2025, the Company’s Board of Directors approved a new Share Repurchase Program, which authorized the Company to purchase up to an aggregate of $500,000 of the Company’s outstanding shares of common stock in the open market in accordance with all applicable securities laws and regulations. Repurchases under this program may be made at management’s discretion at the time and in the amounts determined by the Chief Executive Officer and Chief Operating Officer of the Company. The Share Repurchase Program has an expiration date of December 31, 2025.

Change of Auditor

On April 29, 2025, Marcum LLP (“Marcum”), the Company’s independent registered accounting firm, resigned effective immediately. On April 29, 2025, the Company, with the approval of the Audit Committee (the “Committee”) of the Board of Directors, accepted their resignation. On November 1, 2024, CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of Marcum. On April 29, 2025, the Company, with the approval of the Committee, engaged CBIZ CPAs to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025 to be effective immediately.

Letter of Intent with MiiX Financial

On June 12, 2025, the Company announced that it has entered into a non-binding Letter of Intent with MiiX Financial Holdings Trust (“MiiX’) to jointly implement and distribute MiiX’s proprietary residential financing solutions for all credit levels across La Rosa’s network of agents and all of its listings. The cooperation is intended to establish a long-term strategic alliance between the two companies, centered on MiiX’s groundbreaking platform that eliminates traditional credit requirements and provides accessible homeownership solutions for buyers of all income and credit levels. The platform also introduces advanced real estate monetization tools capable of enabling same-day property purchasing, trading, settlement, and recordings similar to the speed and efficiency of financial markets.

My Agent Account Version 4.0

On July 7, 2025, the Company announced the launch of My Agent Account (MAA) Version 4.0, a major enhancement to the Company’s proprietary agent platform. The new version, which went live on July 1, 2025, features a fully integrated Transaction Management module that is intended to deliver significant cost savings to the Company by improving efficiency, reducing manual processes, and eliminating reliance on expensive third-party systems. MAA, the Company’s proprietary platform, was designed to empower agents with a comprehensive suite of tools and resources. Serving as a centralized hub, it enables agents by streamlining daily operations, consolidating essential business tools, and reducing administrative workload. With the introduction of the new transaction module, the Company has significantly improved the platform’s ability to manage workflows. All La Rosa agents have access to MAA and are required to pay an annual subscription fee per agent for it.

Description of Our Revenues

Our financial results are primarily driven by the total number of sales agents in our Company, the number of sales agents closing residential real estate transactions, the number of sales agents utilizing our coaching services, the number of agents who work with our franchisees, and the number of properties under management. We increased our agent count by 18.4%, from 2,535 at June 30, 2024 to 3,001 at June 30, 2025.

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

Inflation and Market Interest Rates

The U.S. Federal Reserve continues to take action intended to address inflation. The Federal Reserve Board maintained the federal funds rate at 533 basis points from August of 2023 through mid-September 2024, when it was reduced to 483 basis points. In June 2025, the federal funds rate was 433 basis points. The fluctuations impact interest rates, which significantly contribute to mortgage rate adjustments. During the second half of 2022, the benchmark 30 year fixed conforming mortgage rate rose above 6% for the first time since 2008, according to Freddie Mac data, and reached a peak of about 8% during the second half of 2023. That interest rate sat in between 6.62% and 6.85% during 2024 and was 6.77% by the end of June 2025. Consequently, housing demand remained soft, prices are rising, consumer sentiment has weakened, and home sales are declining. In June 2025, existing-home sales fell 2.7% month-over-month to a seasonally adjusted rate of 3.93 million. Year-over-year, sales remained constant. According to National Association of Realtors Chief Economist Lawrence Yun, “Multiple years of undersupply are driving the record high home price. Home construction continues to lag population growth. This is holding back first-time home buyers from entering the market. More supply is needed to increase the share of first-time homebuyers in the coming years even though some markets appear to have a temporary oversupply at the moment.”

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

Critical Accounting Estimates

A critical accounting estimate is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the six-months ended June 30, 2025, the Company entered into a securities purchase agreement providing for the issuance of a convertible note and incremental warrants which required a fair value evaluation under ASC 825. This evaluation constituted an additional critical accounting estimate to the Company. See Note 4 Fair Value Measurements and Other Liabilities and Note 5 Borrowings to the accompanying condensed consolidated financial statements for more information. There have been no other material changes to the Company’s critical accounting estimates as compared to the estimates described in the Annual Report on Form 10-K as of December 31, 2024 which we believe are the most critical to our business and understanding of our results of operations and affect the more significant judgments and estimates that we use in preparation of our condensed consolidated financial statements. Other than the fair value evaluation mentioned above, there have been no other material changes to the Company’s critical accounting estimates since the Annual Report on Form 10-K as of December 31, 2024.

Results of Operations

Revenue

Three Months Ending June 30

	Three Months Ended June 30,		Change
	2025	2024	$	%
Real Estate Brokerage Services (Residential)	$19,709,947	$15,858,414	$3,851,533	24%
Franchising Services	31,222	68,808	(37,586)	-55%
Coaching Services	122,692	211,024	(88,332)	-42%
Property Management	3,083,763	2,757,680	326,083	12%
Real Estate Brokerage Services (Commercial)	188,020	155,494	32,526	21%
Title Settlement and Insurance	78,574	-	78,574	NM
Total Revenue	$23,214,218	$19,051,420	$4,162,798	22%

NM: Not Meaningful

Real Estate Brokerage Services (Residential)

Residential real estate services sales revenue increased by approximately $3.9 million, or 24%, in the three-months ended June 30, 2025 as compared to the three-months ended June 30, 2024. The increase was driven primarily by approximately $3.0 million of revenue from the four acquisitions completed in the 3rd and 4th quarter of fiscal year 2024 along with incremental additional revenue from the five acquisitions completed in the 1st and 2nd quarter of fiscal year 2024.

Franchising Services

Franchising services revenue decreased by approximately $38 thousand, or 55%, in the three-months ended June 30, 2025 as compared to the three-months ended June 30, 2024. The decrease is attributable to the acquisition of franchises in fiscal year 2024, which no longer contribute to franchising royalties fees. Our remaining franchisees did not see a significant changes in transaction revenues between periods.

Coaching Services

Coaching services revenue decreased by approximately $88 thousand, or 42%, in the three-months ended June 30, 2025 as compared to the three-months ended June 30, 2024, primarily due to a strategic shift to allow large teams to onboard without coaching in an effort to increase onboarding at the expense of Coaching.

Property Management

Property management revenue increased by approximately $326 thousand, or 11%, in the three-months ended June 30, 2025 as compared to the three-months ended June 30, 2024, primarily due to an increase in the number of properties under management.

Six Months Ending June 30

	Six Months Ended June 30,		Change
	2025	2024	$	%
Real Estate Brokerage Services (Residential)	$33,980,226	$26,096,163	$7,884,063	30%
Franchising Services	70,000	213,189	(143,189)	-67%
Coaching Services	217,226	344,017	(126,791)	-37%
Property Management	6,060,296	5,302,267	758,029	14%
Real Estate Brokerage Services (Commercial)	245,086	184,683	60,403	33%
Title Settlement and Insurance	155,778	-	155,778	NM
Total Revenue	$40,728,612	$32,140,319	$8,588,293	27%

NM: Not Meaningful

Real Estate Brokerage Services (Residential)

Residential real estate services sales revenue increased by approximately $7.9 million, or 30%, in the six-months ended June 30, 2025 as compared to the six-months ended June 30, 2024. The increase was driven primarily by approximately $5.3 million of revenue from the four acquisitions completed in the 3rd and 4th quarter of fiscal year 2024 along with incremental additional revenue from the five acquisitions in the 1st and 2nd quarter of fiscal year 2024.

Franchising Services

Franchising services revenue decreased by approximately $143 thousand, or 67%, in the six-months ended June 30, 2025 as compared to the six-months ended June 30, 2024. The decrease is attributable to the acquisitions completed in fiscal year 2024 that were franchisees, which no longer contribute to franchising royalties fees. Our remaining franchisees did not see a significant changes in transaction revenues between the per.

Coaching Services

Coaching services revenue decreased by approximately $126 thousand, or 37%, in the six-months ended June 30, 2025 as compared to the six-months ended June 30, 2024, primarily due to a strategic shift to allow large teams to onboard without coaching in an effort to increase onboarding at the expense of Coaching.

Property Management

Property management revenue increased by approximately $758 thousand, or 14%, in the six-months ended June 30, 2025 as compared to the six-months ended June 30, 2024, primarily due to an increase in the number of properties under management.

Gross Profit and Gross Margin

Three Months Ending June 30

	Three Months Ended June 30,		Change
	2025	2024	$	%
Real Estate Brokerage Services (Residential)	$1,681,805	$1,388,398	$293,407	21%
Gross Margin	8.5%	8.8%	-0.2%
Franchising Services	$(82,146)	$(54,645)	$(27,501)	50%
Gross Margin	-263.1%	-79.4%	-183.7%
Coaching Services	$39,689	$99,365	$(59,676)	-60%
Gross Margin	32.3%	47.1%	-14.7%
Property Management	$100,912	$127,208	$(26,296)	-21%
Gross Margin	3.3%	4.6%	-1.3%
Real Estate Brokerage Services (Commercial)	$33,394	$25,985	$7,409	29%
Gross Margin	17.8%	16.7%	1.0%
Title Settlement and Insurance	$78,574	$-	$78,574	NM
Gross Margin	100.0%	0.0%	100.0%
Total Gross Profit	$1,852,228	$1,586,311	$265,917	17%
Total Gross Margin	8.0%	8.3%	-0.3%

NM: Not Meaningful

Real Estate Brokerage Services (Residential)

Costs related to residential real estate brokerage services increased by approximately $3.6 million, or 25%, in the three-months ended June 30, 2025 as compared to the three-months ended June 30, 2024. The increase was driven by approximately $2.7 million of cost of revenue from the four acquisitions completed in the 3rd and 4th quarter of fiscal year 2024 and the five acquisitions completed in the 1st and 2nd quarter of fiscal year 2024. The gross profit increased by approximately $293 thousand, or 21%, for the three-months ended June 30, 2025 as compared to the three-months ended June 30, 2024 primarily attributable to the gross profit from acquisitions.

Franchising Services

Costs of revenue for franchising services decreased by approximately $10 thousand, or 8%, in the three-months ended June 30, 2025 as compared to the three-months ended June 30, 2024, related to the acquisition of the franchises acquired in the 2024. The gross profit of franchising services has decreased by $27 thousand, or about 50%, for the three-month period ending June 30, 2025 over the comparable prior year period, which is attributable to the reduction in the cost of revenue due to the acquisitions of the franchises in 2024.

Coaching Services

Costs of revenue related to coaching services decreased by approximately $29 thousand, or 26%, in the three-months ended June 30, 2025 as compared to the three-months ended June 30, 2024. Costs related to coaching services is related to the augmentation of the coaching program to expedite agent onboarding. The gross profit of coaching services has decreased by $60 thousand, or about 60%, for the three-month period ending June 30, 2025 over the comparable prior year period due to a shift in priority to growth in onboarding without a coaching requirement.

Property Management

Costs of revenue related to property management services increased by approximately $353 thousand, or 13%, in the three-months ended June 30, 2025 as compared to the three-months ended June 30, 2024. The increase in property management costs was primarily related to an increase in properties under management. The gross profit of property management services has declined by $26 thousand, or about 21%, for the three-month period ending June 30, 2025 over the comparable prior year period related to payroll increase in properties under management.

Title Settlement and Insurance

We acquired Nona Title rebranded FPG Title near the end of the third quarter of 2024, increases are related to this acquisition generating revenues, cost of revenues and general and administrative expenses for the first time for the three-months ended June 30, 2025.

Six Months Ending June 30

	Six Months Ended June 30,		Change
	2025	2024	$	%
Real Estate Brokerage Services (Residential)	$3,056,199	$2,422,126	$634,073	26%
Gross Margin	9.0%	9.3%	-0.3%
Franchising Services	$(155,159)	$(40,353)	$(114,806)	285%
Gross Margin	-221.7%	-18.9%	-202.7%
Coaching Services	$78,343	$159,353	$(81,010)	-51%
Gross Margin	36.1%	46.3%	-10.3%
Property Management	$198,305	$156,827	$41,478	26%
Gross Margin	3.3%	3.0%	0.3%
Real Estate Brokerage Services (Commercial)	$56,430	$50,355	$6,075	12%
Gross Margin	23.0%	27.3%	-4.2%
Title Settlement and Insurance	$155,778	$-	$155,778	NM
Gross Margin	100.0%	0.0%	100.0%
Total Gross Profit	$3,389,896	$2,748,308	$641,588	23%
Total Gross Margin	8.3%	8.6%	-0.2%

NM: Not Meaningful

Real Estate Brokerage Services (Residential)

Costs related to residential real estate brokerage services increased by approximately $7.3 million, or 31%, in the six-months ended June 30, 2025 as compared to the six-months ended June 30, 2024. The increase was driven by approximately $4.7 million of cost of revenue from the four acquisitions completed in the 3rd and 4th of fiscal year 2023 and the five acquisitions completed in the 1st and 2nd quarter of fiscal year 2024. The gross profit increased by approximately $634 thousand, or 26%, for the six-months ended June 30, 2025 as compared to the six-months ended June 30, 2024 primarily attributable to the gross profit from acquisitions.

Franchising Services

Costs of revenue for franchising services decreased by approximately $28 thousand, or 11%, in the six-months ended June 30, 2025 as compared to the six-months ended June 30, 2024, related to the acquisition of franchises acquired in 2024. The gross profit of franchising services has decreased by $115 thousand, or about 285%, for the six-month period ending June 30, 2025 over the comparable prior year period, which is attributable to the reduction in the cost of revenue due to the acquisitions of the franchises in 2024.

Coaching Services

Costs of revenue related to coaching services decreased by approximately $46 thousand, or 25%, in the six-months ended June 30, 2025 as compared to the six-months ended June 30, 2024. Costs related to coaching services is related to the augmentation of the coaching program. The gross profit of coaching services has decreased by $81 thousand, or about 51%, for the six-month period ending June 30, 2025 over the comparable prior year period due to a shift in priority to growth in onboarding without a coaching requirement.

Property Management

Costs of revenue related to property management services increased by approximately $717 thousand, or 14%, in the six-months ended June 30, 2025 as compared to the six-months ended June 30, 2024. The increase in property management costs was primarily related to an increase in properties under management. The gross profit of property management services has increased by $41 thousand, or about 26%, for the six-month period ending June 30, 2025 over the comparable prior year period related to increase in properties under management.

Title Settlement and Insurance

We acquired Nona Title rebranded FPG Title near the end of the third quarter of 2024, increases are related to this acquisition generating revenues, cost of revenues and general and administrative expenses for the first time for the six-months ended June 30, 2025.

Selling, General and Administrative Expense

Three Months Ending June 30

	Three Months Ended March 31,		Change
	2025	2024	$	%
Sales and Marketing	$606,298	$212,608	$393,690	185%
Payroll and benefits	1,486,726	978,065	508,661	52%
Rent and other	382,934	254,416	128,518	51%
Professional fees	647,076	398,954	248,122	62%
Office	102,237	94,888	7,349	8%
Technology	160,335	92,305	68,030	74%
Insurance, training and other	130,957	172,574	(41,617)	-24%
Public company costs	102,822	493,410	(390,588)	-79%
Amortization and deprecation	187,966	255,544	(67,578)	-26%
Total SG&A Expenses	$3,807,351	$2,952,764	$854,587	29%

NM: Not Meaningful

Selling, general and administrative costs increased by approximately $855 thousand, or 29%, in the three-months ended June 30, 2025 as compared to the three-months ended June 30, 2024. Of this $248 thousand is related to professional service, and $508 thousand is related to payroll and benefits which were added to support the acquisitions, administrative, sales and marketing activities in addition public company cost decreased by $391 thousand related to decreases in acquisitions between years.

Six Months Ending June 30

	Six Months Ended June 30,		Change
	2025	2024	$	%
Sales and Marketing	$1,169,447	$445,335	$724,112	163%
Payroll and benefits	3,017,518	1,914,557	1,102,961	58%
Rent and other	764,624	485,187	279,437	58%
Professional fees	1,650,421	709,519	940,902	133%
Office	180,683	171,857	8,826	5%
Technology	277,779	168,264	109,515	65%
Insurance, training and other	298,786	300,779	(1,993)	-1%
Public company costs	320,755	871,505	(550,750)	-63%
Amortization and deprecation	418,012	440,343	(22,331)	-5%
Total SG&A Expenses	$8,098,025	$5,507,346	$2,590,679	47%

NM: Not Meaningful

Selling, general and administrative costs increased by approximately $2.6 million, or 47%, in the six-months ended June 30, 2025 as compared to the six-months ended June 30, 2024. Of this $941 thousand is related to professional service, and $1.1 million is related to payroll and benefits which were added to support the acquisitions, administrative, sales and marketing activities.

Stock-based compensation

We incurred stock-based compensation of approximately $507,000 and $2,422,000 in the three and six months ended June 30, 2025, respectively. Year to date primarily due to option and other grants to our CEO pursuant to the terms of his employment agreement ($1.6 million) and consultant shares granted for various advisory and marketing functions ($58 thousand) and other grants to our agents and employees in the form of restricted stock units.

We incurred stock-based compensation of approximately $474 thousand and $3.7 million in the three and six months ended June 30, 2024, respectively. Yeat to date being primarily due to option grants to our CEO pursuant to the terms of his employment agreement ($2.1 million), other employees ($0.9 million), and consultants who provided various services to the company ($0.7 million).

Other Income (Expense), Net

Other income (expense), net for the three-months ended June 30, 2025, increased approximately $81 million compared to other income (expense), net, for the three-months ended June 30, 2024. The increase in expense in 2025 was primarily due to the gain on settlement of the Incremental Warrants for $82.3 million, gain on extinguishment of debt for $4.1 million, offset by a loss of $5.3 million on the change in fair value of convertible note and warrants.

Other expense, net for the six-months ended June 30, 2025, increased approximately $9.6 million compared to other expense, net, for the six-months ended June 30, 2024. The increase in expense in 2025 was primarily due to the loss on issuance of senior secured convertible note for $128.8 million, offset by gain on extinguishment of incremental warrants $82.3 million, gain of $31.8 million on the change in fair value of convertible note and warrants and a $4 million gain on extinguishment of debt.

Liquidity and Capital Resources

On June 30, 2025, the Company had a cash balance of $7.1 million and working capital of $4.4 million.

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

The $4,963,750 in gross proceeds of which $910,250, $496,191 and $148,724 were used to assume or extinguish other debt for net proceeds of $3,408,585. Remaining funds from the offering was used by the Company to pay-off certain indebtedness of the Company, pay certain outstanding fees and expenses (including expenses of the offering, and fees payable to the placement agent and advisors), acquisitions and general corporate purposes. Of the proceeds from the offering, $354,450 was paid to satisfy, in full, the remaining balance of the standard merchant cash advance agreements with Cedar Advance, LLC, $340,421 was paid to satisfy, in full, the remaining balance of the standard merchant cash advance agreement with Arin Funding, LLC and $910,250 was paid to satisfy, in full, the remaining balance of the senior secured promissory notes with an accredited investor. See Note 5 – Borrowings for further discussion to the accompanying condensed consolidated financial statements for further disclosure.

In addition to the debt pay downs during the six months ended June 30, 2025, the Company eliminated all warrants tied to the investor senior secured promissory notes outstanding as of December 31,2024. Two of the three warrants were exercised on a cashless basis, with the third warrant being bought back by the Company in the amount of $379,083, fully eliminating these unfavorable ratchet warrants.

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

Summary of Cash Flows

	Six Months Ended June 30,
	2025	2024
Net Cash Used in Operating Activities	$(4,883,024)	$(1,341,369)
Net Cash Provided by Investing Activities	$-	$71,718
Net Cash Provided by Financing Activities	$8,363,477	$2,144,066

Cash Flows from Operating Activities

During the six-months ended June 30, 2025, operating activities consumed $4.8 million of our cash on hand, which was primarily attributable to the net loss of $4.0 million, excluding stock-based compensation, gains and losses on issuance of senior secured convertible notes and warrants, fair market value adjustments, amortization, depreciation and other changes, changes in operating assets and liabilities consumed a further $859 thousand, mostly due to an increase in accounts receivable and an decrease in operating lease liabilities.

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

Cash Flows from Investing Activities

During the six-months ended June 30, 2025 there were no activities that consumed cash for the quarter.

During the six months ended June 30, 2024, we purchased five acquisitions with capital stock and two of the five with additional cash payments totaling $60 thousand. Each of the five acquisitions had an aggregate amount of $132 thousand of cash.

Cash Flows from Financing Activities

During the six-months ended June 30, 2025, we received net cash provided by financing activities of $8.4 million, which included net proceeds from our S-3 of $6.7 million and from our debt issuance in February 2025 of $3.4 million, offset by $1.7 million in payments to notes payable, post-acquisition consideration, and advances on future receipts.

During the six months ended June 30, 2024, we received net cash provided by financing activities of $2.1 million, which included the proceeds of our debt issuance in February and April 2024 of $2.2 million and the receipt of the advances on future receipts of $0.5 million, offset by deferred debt issuance costs of $0.3 million, payments on notes payable, and payments to advances on future receipts and post-acquisition consideration totaling $0.3 million.

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

As of June 30, 2025, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are ineffective, as we are a newly publicly traded company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls.

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

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. To the extent reasonably possible given our limited resources, we intend to take measures to cure the weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures. As such, we consider these material weaknesses to not be remediated as of June 30, 2025.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000. Discovery is proceeding, mediation is scheduled for August 25, 2025. The Company denies the merits of the claims and intends on vigorously defending the litigation.

As previously disclosed, on March 5, 2025, Joshua Epstein filed an action in Osceola County, Florida Circuit Court alleging claims for Breach of Contract, Promissory Estoppel, Conversion, Unjust Enrichment, Breach of Good Faith and Fair Dealings, Fraud in the Inducement, and to recover alleged unpaid compensation from the defendant, La Rosa Holdings Corp. The Company strongly opposes and denies these claims.  Mediation is scheduled for September 5, 2025. The Company denies the merits of the claims and intend on vigorously defending the litigation.

On June 5, 2025, an employee, who served as our Senior Human Resources and Payroll Specialist from July 10, 2024 to August 19, 2024, filed a civil lawsuit against the Company in the Circuit Court of Osceola County, Florida. The employee is seeking a jury trial claiming $50,000 in damages and that the Company terminated her employment in violation of SS 448.102(3). On July 9, 2025, the Company responded to the complaint with their Answer and Affirmative Defenses, effectively denying all of the plaintiff’s claims. The case remains pending.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC, in the second quarter of 2025 the Company issued the following securities which were not registered under the Securities Act.

In the quarter ended June 30, 2025, the Company issued 187 restricted stock units to its agents in line with the grants earned through the agent incentive plan and per their agreements with the Company.

In the quarter ended June 30, 2025, the Company issued 1,220 unregistered shares of common stock to its agents pursuant to a conversion of restricted stock units held by them into shares of unregistered shares of common stock of the Company in accordance with the terms of respective grant agreements.

In the quarter ended June 30, 2025, the Company issued two contractors stock options to purchase in aggregate 1,250 shares of common stock with an average exercise price of $13.00 per share under 2022 Plan.

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

(b) Not applicable.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:
2.1	Reorganization Agreement And Plan of Share Exchange dated July 22, 2021 by and among La Rosa Holdings Corp., La Rosa Coaching, LLC, La Rosa CRE, LLC, La Rosa Franchising, LLC, La Rosa Property Management, LLC, and La Rosa Realty, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

3.1	Amended and Restated Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

3.2	Certificate of Amendment to Articles of Incorporation for 3.5 for 1 reverse stock split (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).

3.3	Certificate of Correction of Certificate of Amendment to Articles of Incorporation for 10 for 1 reverse stock split (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).

3.4	Certificate Of Designations, Preferences And Rights Of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).

3.5	Certificate of Amendment to Articles of Incorporation for 2 for 1 forward stock split (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).

3.6	Certificate of Amendment to Articles of Incorporation on increase of authorized stock (incorporated by reference to Exhibit 3.8 of the Company’s Registration Statement on Form S-1 (File No. 284962) filed with the SEC as of June 27, 2025).

3.7	Certificate of Designation of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2025)

3.8	Certificate of Amendment to Amended and Restated Articles of Incorporation of La Rosa Holdings Corp., filed on July 2, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 8, 2025).

3.9	Certificate of Correction of the Company filed on July 14, 2025 to the Certificate of Designation of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025).

3.10	Bylaws of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

4.1	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

4.2	Form of Incremental Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

4.3	Form of the Waiver, dated April 23, 2025, to the Senior Secured Convertible Note, issued on February 4, 2025(incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 25, 2025)

4.4	Form of Amendment No. 1, dated June 26, 2025, to the Senior Secured Convertible Note, dated February 4, 2025. (incorporated by reference to Exhibit 4.18 of the Company’s Registration Statement on Form S-1 (File No. 284962) filed with the SEC as of June 27, 2025).

4.5	Form of Amendment No. 1, dated June 26, 2025, to the Senior Secured Convertible Note, dated February 4, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 2, 2025).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.2	Form of Security and Pledge Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.3	Form of Intellectual Property Security Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.5	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.6	Form of Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.7	Form of Lock-Up Agreement of a certain investor (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.8#	Form of Lock-Up Agreement of the Chief Executive Officer of the Company (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.9#	Amendment No. 4, dated February 3, 2025, to the Amended and Restated Employment Agreement dated April 29, 2022, as amended (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.10	Third Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan. (incorporated by reference to Exhibit 10.158 of the Company’s Annual Report on Form 10-K filed with the SEC as of April 15, 2025)

10.11	Sales Agreement, dated November 22, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC as of November 22, 2024

10.12	Form of LR Agent Advance Commission Purchase Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed with the SEC as of May 29, 2025)

10.13	Form of the Waiver Agreement, dated May 23, 2025 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed with the SEC as of May 29, 2025)

10.14	Form of Amendment and Exchange Agreement between the Company and the Investor, dated June 18, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2025)

10.15	Form of Voting Agreement between the Company and Joseph La Rosa, dated June 18, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2025)

10.16	Second Amended and Restated La Rosa Holdings Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.194 of the Registration Statement on Form S-1 (No. 333-289503) filed with the SEC on August 11, 2025)

10.17	Form of Amendment No. 1, dated July 14, 2025, to the Amendment and Exchange Agreement, dated June 18, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025).

10.18	Form of Exchange Agreement between the Company and the holder, signed on July 14, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2025).

10.19	Form of Exchange Agreement between the Company and Joseph La Rosa, signed on July 17, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2025).

10.20	Form of Equity Purchase Facility Agreement, dated as of August 4, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).

10.21	Form of Registration Rights Agreement, dated as of August 4, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

#	Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA ROSA HOLDINGS CORP.

Date: August 18, 2025	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Founder, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 18, 2025	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Interim Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)