Form 10-Q
period 2025-09-30
La Rosa Holdings Corp.
filed 2025-11-19
CIK 1879403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2025, the registrant had 1,625,329 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024	1

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)	2

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)	3

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)	7

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58

ITEM 4.	CONTROLS AND PROCEDURES	58

PART II.	OTHER INFORMATION	59

ITEM 1.	LEGAL PROCEEDINGS	59

ITEM 1A.	RISK FACTORS	60

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES	60

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	60

ITEM 4.	MINE SAFETY DISCLOSURES	60

ITEM 5.	OTHER INFORMATION	60

ITEM 6.	EXHIBITS	61

	SIGNATURES	65

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Current assets:
Cash	$3,992,896	$1,442,901
Restricted cash	2,396,268	1,750,421
Accounts receivable, net of allowance for credit losses of $150,336 and $166,504, respectively	799,385	931,662
Other current assets	34,669	1,788
Total current assets	7,223,218	4,126,772

Noncurrent assets:
Restricted cash, net of current	46,199	387,286
Property and equipment, net	6,879	9,411
Right-of-use asset, net	1,104,403	997,715
Intangible assets, net	5,256,913	5,840,080
Goodwill	8,012,331	8,012,331
Other long-term assets	40,250	33,831
Total noncurrent assets	14,466,975	15,280,654
Total assets	$21,690,193	$19,407,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,006,747	$2,376,704
Accrued expenses	780,665	738,065
Contract liabilities	72,485	7,747
Security deposits and escrow payable	2,396,268	1,750,421
Line of credit	—	148,976
Derivative liability	—	1,607,544
Advances on future receipts	—	618,681
Accrued acquisition cash consideration	60,000	381,404
Notes payable, current	148,757	2,187,673
Lease liability, current	514,731	473,733
Total current liabilities	5,979,653	10,290,948

Noncurrent liabilities:
Note payable, net of current	9,321,562	1,475,064
Security deposits and escrow payable, net of current	46,199	387,286
Lease liability, noncurrent	625,637	545,759
Other liabilities	2,950	32,950
Total non-current liabilities	9,996,348	2,441,059
Total liabilities	15,976,001	12,732,007

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 2,000 Series X shares issued and outstanding at September 30, 2025 and December 31, 2025, respectively	—	—
Preferred stock - $0.0001 par value; 6,000 shares authorized; 6,000 and 0 Series B shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	—
Common stock - $0.0001 par value; 2,050,000,000 shares authorized; 1,224,683 and 273,122 issued and outstanding at September 30, 2025 and December 31, 2025, respectively	122	27

Additional paid-in capital	50,942,783	29,123,747
Accumulated deficit	(49,385,392)	(26,555,319)
Total stockholders’ equity – La Rosa Holdings Corp. shareholders	1,557,514	2,568,455
Noncontrolling interest in subsidiaries	4,156,678	4,106,964
Total stockholders’ equity	5,714,192	6,675,419
Total liabilities and stockholders’ equity	$21,690,193	$19,407,426

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$20,216,143	$19,593,036	$60,944,755	$51,733,355

Cost of revenue	18,507,962	17,957,130	55,846,678	47,349,141
Gross profit	1,708,181	1,635,906	5,098,077	4,384,214

Operating expenses:
Sales and marketing	157,412	246,369	1,326,859	691,704
General and administrative	4,217,919	2,747,616	11,146,500	7,809,627
Stock-based compensation — general and administrative	2,321,707	389,711	4,744,012	4,054,821
Total operating expenses	6,697,038	3,383,696	17,217,371	12,556,152

Loss from operations	(4,988,857)	(1,747,790)	(12,119,294)	(8,171,938)
Other income (expense):
Interest expense, net	(154,233)	(98,566)	(361,381)	(197,425)
Gain (loss) on extinguishment of debt	—	(722,729)	3,961,075	(722,729)
Amortization of debt discount	—	(135,185)	(63,160)	(455,289)
Change in fair value of derivative liability	—	307,098	899,874	218,998
Loss on issuance of senior secured convertible note and warrants	—	—	(128,836,250)	—
Change on fair value of convertible note and warrants	(661,504)	—	31,168,496	—
Gain on settlement of incremental warrants	—	—	82,299,000	—
Other income, net	260,016	4,544	271,281	4,544
Loss before provision for income taxes	(5,544,578)	(2,392,628)	(22,780,359)	(9,323,839)
Benefit from income taxes	—	—	—	—
Net loss	(5,544,578)	(2,392,628)	(22,780,359)	(9,323,839)
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(11,226)	59,540	49,714	47,197
Net loss after noncontrolling interest in subsidiaries	(5,533,352)	(2,452,168)	(22,830,073)	(9,371,036)
Less: Deemed dividend	—	920,038	275,264	1,150,706
Net loss attributable to common stockholders	$(5,533,352)	$(3,372,206)	$(23,105,337)	$(10,521,742)

Loss per share of common stock attributable to common stockholders
Basic and diluted	$(5.44)	$(16.49)	$(32.64)	$(56.23)

Weighted average shares used in computing net loss per share of common stock attributable to common stockholders
Basic and diluted	1,016,833	204,481	707,859	187,126

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Preferred Stock		Preferred Stock				Additional		Total	Noncontrolling
Three Months Ended	Series X		Series B		Common Stock		Paid-In	Accumulated	Stockholders’	Interest In	Total
September 30, 2025	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Subsidiaries	Equity
Balance as of June 30, 2025	2,000	$—	6,000	$1	729,113	73	$47,279,861	$(43,852,040)	$3,427,895	$4,167,904	$7,595,799
Net loss								(5,533,352)	(5,533,352)	(11,226)	(5,544,578)
Issuance of common stock for consulting work					154,244	16	1,096,189		1,096,205		1,096,205
Conversion of liabilities into common stock					75,000	7	502,868		502,875		502,875
Equity awards issued with debt issuance					—	—	—		—		—
Stock-based compensation					190,111	19	1,225,483		1,225,502		1,225,502
Proceeds from new investors, S-3 and impact of reverse split					75,000	7	838,382		838,389		838,389
Issuance of Series B Preferred Stock					—		—		—		—
Issuance of common stock for stock-based compensation equity awards, net of shares withheld for taxes					1,215	—	—		—		—
Balance as of September 30, 2025	2,000	—	6,000	1	1,224,683	122	50,942,783	(49,385,392)	1,557,514	4,156,678	5,714,192

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Preferred Stock		Preferred Stock				Additional		Total	Noncontrolling
Nine Months Ended	Series X		Series B		Common Stock		Paid-In	Accumulated	Stockholders’	Interest In	Total
September 30, 2025	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity	Subsidiaries	Equity
Balance as of December 31, 2024	2,000	$—	—	$—	273,122	$27	$29,123,747	$(26,555,319)	$2,568,455	$4,106,964	$6,675,419
Net loss								(22,830,073)	(22,830,073)	49,714	(22,780,359)
Issuance of common stock for consulting work					190,158	$19	1,676,781		1,676,800		1,676,800
Conversion of liabilities into common stock					75,000	$7	502,868		502,875		502,875
Equity awards issued with debt issuance					28,238	$3	812,153		812,156		812,156
Stock-based compensation					267,993	$27	3,059,285		3,059,312		3,059,312
Proceeds from new investors, S-3 and impact of reverse split					387,031	$39	7,499,050		7,499,089		7,499,089
Issuance of Series B Preferred Stock			6,000	1	—		8,260,999		8,261,000		8,261,000
Issuance of common stock for stock-based compensation equity awards, net of shares withheld for taxes					3,141	$—	7,900		7,900		7,900
Balance as of September 30, 2025	2,000	$—	6,000	$1	1,224,683	122	50,942,783	(49,385,392)	1,557,514	4,156,678	5,714,192

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

					Additional		Total	Noncontrolling
Three Months Ended	Preferred Stock Series X		Common Stock		Paid-In	Accumulated	Stockholders’	Interest In	Total
September 30, 2024	Shares	Par Value	Shares	Amount	Capital	Deficit	Equity	Subsidiaries	Equity
Balance as of June 30, 2024	2,000	$—	189,183	$1,513	$23,715,067	$(19,026,624)	$4,689,956	$5,374,539	$10,064,495
Net loss						(2,452,168)	(2,452,168)	59,540	(2,392,628)
Issuance of common stock for acquisitions			6,261	51	528,273		528,324	—	528,324
Equity awards issued with debt issuance			14,928	118	1,075,412		1,075,530		1,075,530
Stock-based compensation			5,697	46	389,665		389,711		389,711
Issuance of common stock for equity awards, net of shares withheld for taxes			15,933	128	724,873		725,001		725,001
Balance as of September 30, 2024	2,000	$—	232,002	$1,856	$26,433,290	$(21,478,792)	$4,956,354	$5,434,079	$10,390,433

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

					Additional		Total	Noncontrolling
Nine Months Ended	Preferred Stock Series X		Common Stock		Paid-In	Accumulated	Stockholders’	Interest In	Total
September 30, 2024	Shares	Par Value	Shares	Amount	Capital	Deficit	Equity	Subsidiaries	Equity
Balance as of December 31, 2023	2,000	$—	167,581	1,341	18,016,400	(12,107,756)	5,909,985	3,857,076	9,767,061
Net loss						(9,371,036)	(9,371,036)	47,197	(9,323,839)
Issuance of common stock for acquisitions			20,233	162	2,412,612		2,412,774	1,529,806	3,942,580
Equity awards issued with debt issuance			16,390	130	1,226,637		1,226,767		1,226,767
Stock-based compensation			11,822	95	4,054,726		4,054,821		4,054,821
Issuance of common stock for equity awards, net of shares withheld for taxes			15,976	128	722,915		723,043		723,043
Balance as of September 30, 2024	2,000	$—	232,002	1,856	26,433,290	(21,478,792)	4,956,354	5,434,079	10,390,433

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(22,780,359)	$(9,323,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,744,012	4,054,821
Loss on issuance of senior secured convertible note and warrants	128,836,250	—
Change on fair value of convertible note and warrants	(31,168,496)	—
Gain on settlement of incremental warrants	(82,299,000)	—
Amortization and depreciation	585,699	725,866
Amortization of right-of-use assets	448,502	376,631
Change in fair value of derivatives	(899,874)	(218,998)
Amortization of debt discount and financing fees	63,160	455,289
(Gain) loss on extinguishment of debt	(3,961,075)	722,729
Non-cash interest expense	(169,644)	9,029
Allowance for credit losses	(16,168)	82,099
Changes in Operating Assets and Liabilities:
Accounts receivable	148,445	(60,859)
Other assets	(39,300)	21,778
Accounts payable	132,918	752,181
Accrued expenses	207,199	452,988
Contract liabilities	64,738	72,365
Security deposits and escrow payable	304,760	329,859
Operating lease liabilities	(434,314)	(384,875)
Net Cash Used in Operating Activities	(6,232,547)	(1,932,936)
Cash Flows from Investing Activities:
Purchase of property plant and equipment	—	(5,033)
Cash acquired through acquisition of businesses	—	24,947
Net Cash Provided by Investing Activities	—	19,914
Cash Flows from Financing Activities:
Borrowings on bank line of credit	6,904	223,578
Payments on bank line of credit	(155,880)	(147,881)
Proceeds from notes payable	3,408,585	2,889,869
Payments deferred debt issuance costs	(138,895)	(395,407)
Payments on notes payable	(107,143)	(949,556)
Proceeds from advances on future receipts	—	500,000
Payments on advances on future receipts	(694,871)	(521,463)
Payments on post-acquisition consideration	(351,404)	(120,000)
Repurchase of derivative instruments issued	(379,083)	—
Proceeds from issuance of common stock	7,499,089	1,951,768
Withholding tax paid on behalf of employees on stock-based awards	—	(1,957)
Net Cash Provided by Financing Activities	9,087,302	3,428,951

Net Increase in Cash and Restricted Cash	2,854,755	1,515,929
Cash and Restricted Cash at Beginning of Period	3,580,608	2,443,827
Cash and Restricted Cash at End of Period	$6,435,363	$3,959,756

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$246,763	$106,202

Non-Cash Activities:
Issuance of Series B in exchange of incremental warrants	$8,261,000	$—
Issuance of new convertible note	$8,364,000	$—
Issuance of 28,238 shares of common stock as part of the settlement of notes payable and warrants	$812,156	$—
Issuance of 461,295 shares of common stock for services rendered	$4,744,012	$—
Issuance of 75,000 conversion of liabilities into common stock	$502,875	$—
Office leases acquired under operating lease obligations	$555,190	$796,573
Derivative liability embedded in debt instruments	$—	$269,038
Issuance of 1,618,630 shares of common stock as consideration of acquisitions of businesses	$—	$2,412,774
Issuance of 1,081,030 shares of common stock as part of the issuance of notes payable	$—	$1,076,768
Issuance of 945,769 shares of common stock for services rendered	$—	$4,054,821
Issuance of 230,202 shares of common stock for accounts payable	$—	$150,000

Reconciliation of Cash and Restricted Cash
Cash	$3,992,896	$1,811,608
Restricted Cash	2,442,467	2,148,148
Cash and Restricted Cash	$6,435,363	$3,959,756

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

Results of the three month and nine month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the Company as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements referred to above.

Reclassifications of Prior Year Presentation

During the preparation of the financial statements for the quarter ended September 30, 2025, the Company reclassified certain restricted cash balances at December 31, 2024 related to tenant deposits and escrow payable that had associated restrictions and obligations that extended beyond twelve months to restricted cash, net of current. Further, the Company reclassified certain non-current security deposits and escrow payable at December 31, 2024 to current security deposits and escrow payable. These reclassification were made to conform with current period presentation and have not changed the results of operations of prior periods nor affected the cash flows previously reported.

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

Accounts Receivable and Allowance for Credit Losses

The Company’s trade accounts receivable consist of balances due from agents, tenants, franchisees, and commissions for closings and are presented on the consolidated balance sheets net of the allowance for credit losses. Management determines the allowance for expected credit losses based upon historical experiences as well as current conditions that affect the collectability of the reported amount and regularly evaluates individual customer receivables and considering financial condition, credit history, current economic conditions and other relevant factors, in setting specific reserves for certain accounts. Receivables are written off once they are deemed uncollectible, which may arise when the debtor is deemed unable to pay the amounts owed to the Company. The allowance for credit losses was $150,336 and $166,504 as of September 30, 2025 and December 31, 2024, respectively. Estimates of uncollectible accounts receivable are recorded to general and administrative expense.

The activity for the allowance for credit losses during the nine months ended September 30, 2025 and 2024 is set forth in the table below:

	Balance at		Deductions	Balance at
	Beginning of	Charged to	from the	End of
	Period	Expenses	Allowance	Period
Nine Months ended September 30, 2025 Allowance for Credit Losses	$166,504	$476,125	$(492,293)	$150,336
Nine Months ended September 30, 2024 Allowance for Credit Losses	$83,456	$83,943	$(1,845)	$165,554

Liquidity – Going Concern and Management’s Plans

On September 30, 2025, the Company had a cash balance of $3,992,896 and positive working capital of $1,243,565.

On February 4, 2025 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”), with an institutional investor (the “Investor”) in which the Company obtained gross proceeds of $4,963,750, which $910,250, $496,191 and $148,724 were used to assume or extinguish other debt for net proceeds of $3,408,585. See Note 5 – Borrowings for further discussion.

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

Recently Issued Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-7, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The amendments in this Update exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40). The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project. 2. It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to complete recognition threshold”). The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this Update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. This update aims to enhance the transparency and usefulness of income tax disclosures for investors. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. Public business entities (PBEs) will be required to disclose a detailed effective tax rate reconciliation, while private companies may choose to present a qualitative disclosure instead of a quantitative reconciliation. The ASU introduces requirements for all entities to disclose income taxes paid to individual jurisdictions exceeding a specified threshold and updates disclosures about unrecognized tax benefits (UTB) and undistributed earnings by federal, state, and foreign jurisdictions. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company plans to adopt this standard prospectively.

Note 2 — Business Combinations

The Company completed a number of acquisitions during the nine months ended September 30, 2024 and plans to acquire additional businesses in the future. The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided and may consist of cash, equity, or a combination of the two, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies.

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

During the first nine months of 2024, the Company acquired majority ownership of the following franchisees of the Company: La Rosa Realty Georgia LLC (“Georgia”), La Rosa Realty California (“California”), La Rosa Realty Lakeland LLC (“Lakeland”), La Rosa Realty Success LLC (“Success”) and 100% ownership of La Rosa Realty Winter Garden LLC (“Winter Garden”), BF Prime LLC (“BF Prime”) and Nona Title Agency LLC (“Nona Title”). All seven franchises engage mostly in the residential real estate brokerage services to the public primarily through sales agents and also provide coaching and support services to agents on a fee basis.

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

The amounts of revenue, cost of revenue, gross profit, and loss from operations before income taxes of the seven acquisitions included in the Company’s condensed consolidated statement of operations from the date of the acquisition for the three- and nine month periods ended September 30, 2024 is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2024
Revenue	$3,747,768	$7,000,849
Cost of revenue	$3,413,612	$6,395,796
Gross profit	$334,156	$605,053
Loss before provision for income taxes	$141,839	$236,410

La Rosa Holdings Corp. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

The following unaudited pro forma financial information presents the combined operating results of the Company, Winter Garden, Georgia, California, Lakeland, Success, BF Prime and FPG Title as if each acquisition had occurred as of January 1, 2024. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of the Company’s future consolidated results.

The unaudited pro forma financial information is presented in the table below for the nine month period ended September 30, 2024:

Nine Months Ended
September 30,
2024
Revenue	$55,632,044
Cost of revenue	$50,726,314
Gross profit	$4,975,773

Loss before provision for income taxes	$(8,565,949)
Loss per share of common stock attributable to common stockholders, basic and diluted	$(43.58)
Weighted average shares used in computing net loss per share of common stock attributable to common stockholders	222,981

Note 3 — Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill as of both September 30, 2025 and December 31, 2024 was $8,012,331.

Intangible Assets

Intangible assets consist of franchise agreements, agent relationships, real estate listings, and non-compete agreements, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there was no impairment during the nine months ended September 30, 2025.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The components of purchased intangible assets were as follows:

	Weighted Average
	Remaining
	Amortization	September 30, 2025
	Period	Gross	Accumulated	Net
	(in years)	Carrying Amount	Amortization	Amount
Franchise agreement	9	$5,249,482	$843,874	$4,405,608
Agent relationships	7	916,282	173,967	742,315
Real estate listings	1	564,756	562,408	2,348
Non-compete agreements	2	188,748	82,106	106,642
Total	8	$6,919,268	$1,662,355	$5,256,913

	Weighted Average
	Remaining
	Amortization	December 31, 2024
	Period	Gross	Accumulated	Net
	(in years)	Carrying Amount	Amortization	Amount
Franchise agreement	9	$5,249,482	$467,138	$4,782,344
Agent relationships	8	916,282	93,431	822,851
Real estate listings	0	564,756	472,543	92,213
Non-compete agreements	3	188,748	46,076	142,672
Total	9	$6,919,268	$1,079,188	$5,840,080

For the three months and nine months ended September 30, 2025, amortization expense was $167 thousand and $583 thousand respectively. For the three months and nine months ended September 30, 2024, amortization expense was $283 thousand and $721 thousand, respectively. The remaining estimated amortization expense is expected to be as follows:

30-Sep-25
2025 - remainder of the year	$166,774
2026	657,711
2027	654,098
2028	611,917
2029	609,696
Thereafter	2,556,717
Total	$5,256,913

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

The Company determined that on December 31, 2024, certain instruments qualified as derivative liabilities and were recorded at fair value on the date of issuance and re-measured at fair value for each subsequent reporting period with the change reported in earnings. There were no derivative liabilities recorded as of September 30, 2025. See Note 7 – Equity Shares and Warrants for more information.

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

The following tables provide the fair value and contractual principal balance outstanding on the Convertible Note and the Incremental Warrants accounted for under the fair value option as of September 30, June 30 and June 18, 2025 or June 26, 2025, respectively:

	As of	As of	As of
	September 30,	June 30,	June 26,
	2025	2025	2025
Convertible Note fair value	7,958,504	7,297,000	12,477,000
Convertible Note, contractual principal outstanding	5,500,000	5,500,000	5,500,000

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

	As of	As of	As of
	September 30,	June 30,	June 18,
	2025	2025	2025
Incremental Warrants	-	-	90,560,000

The fair value of the Convertible Note was calculated using a fair value analysis considering the following factors and assumptions:

	September 30,	June 30,	June 26, 2025 Post	June 26, 2025	March 31,
	2025	2025	Amendment(2)	Pre-Amendment(2)	2025(1)
Stock Price	$7.18	$10.48	$11.60	$11.60	$14.40
Conversion Price	$36.39	$36.39	$36.39	$36.39	$36.39
Alternate Conversion Price	$6.38	$9.73	$9.44	$6.33	$6.33
Alternate Conversion Premium	120.00%	120.00%	120.00%	120.00%	120.00%
Redemption Premium	120.00%	120.00%	120.00%	120.00%	120.00%
Interest Rate	12.00%	12.00%	12.00%	12.00%	12.00%

(1)	The fair value analysis of the Convertible Note was performed under the assumption of immediate conversion as of the valuation date. The stock price, classified as a Level 1 input under the fair value hierarchy, was utilized in the analysis. Potential ownership limitations or conversion blockers were not incorporated into the valuation, as the analysis assumed full conversion in a single transaction without restriction.

(2)	The amendment to the Note on June 26, 2025, corrected the term of the Note from 1 year to 2 years and adjusted the alternate conversion price from the “lesser” of 95% VWAP and the floor price to the “greater” of.

The fair value of the Incremental Warrants were calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies for the prior quarter ended March 31, 2025 and right before the exchange on June 18, 2025:

	June 18,	March 31,
	2025(1)	2025(1)
Face Value	$2,500,000	$2,500,000
Exercise Price	$2,256,250	$2,256,250
Stock Price	$10.40	$14.40
Exercise Threshold	20% of Min price	20% of Min price
Valuation per Incremental Warrant upon exercise	$11,320,000	$10,170,000
Discount Rate	36.97%	30.69%
Risk Free Rate	4.20%	4.03%
Annualized Volatility	92.00%	100.00%
Forecast horizon (years)	0.08	0.08

(1)	The fair value analysis of the Incremental Warrants was performed under the assumption of immediate conversion as of the valuation date. The stock price, classified as a Level 1 input under the fair value hierarchy, was utilized in the analysis. Potential ownership limitations or conversion blockers were not incorporated into the valuation, as the analysis assumed full conversion in a single transaction without restriction.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-
Convertible note	$-	$-	$7,958,504	$7,958,504

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,607,544	$1,607,544

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

At December 31, 2024, the estimated fair value of the derivative liability tied to the three vested warrants held by an institutional investor and remeasured on a recurring basis amounted to $1,607,544.

As of September 30, 2025, warrants held by an institutional investor were eliminated through exercising and a redemption and cancellation agreement for $379,083. The Company recorded a derivative liability related to the Incremental Warrants issued in connection with the SPA dated February 4, 2025. The Incremental Warrants’ fair value at date of issuance was $100,800,000 and were settled by June 30, 2025, with a gain recorded of $82,299,000. The initial analysis assumes immediate conversion upon issuance and does not incorporate ownership limitations or conversion blockers that could otherwise restrict full exercise or conversion. On June 26, 2025, the Company determined that modifications of the existing Senior Secured Convertible Note during the quarter qualified as an extinguishment.

The following tables provide a summary of changes in fair value associated with the Level 3 liabilities for the nine months periods ended September 30, 2025 and 2024:

Derivative liabilities

	2025	2024
Balance – January 1,	$1,607,544	$-
Issuance of derivative liability	100,800,000	117,300
Cash paid to settle derivative liability	(379,083)	-
Issuance of cashless shares for exercising warrants	(328,587)	-
Extinguishment of derivative liability	(366,308)	-
Change in fair market value - extinguished warrants	(533,566)	5,000
Change in fair market value - new warrants	(19,440,000)	-
Balance – March 31,	$81,360,000	$122,300
Issuance of derivative liability	-	112,000
Extinguishment of derivative liability	(90,560,000)	-
Change in fair market value - extinguished warrants	9,200,000	83,100
Balance – June 30,	$-	$317,400
Issuance of derivative liability	-	39,738
Change in fair market value - extinguished warrants	-	(307,098)
Balance – September 30,	$-	$50,040

Convertible Note

Balance – January 1, 2025	$-
Issuance of Convertible Note(1)	33,000,000
Change in fair value of Convertible Note	(17,705,000)
Balance – March 31, 2025	15,295,000
Change in fair value of Convertible Note	(2,818,000)
Convertible Note Extinguished(2)	12,477,000
Issuance of Convertible Note(2)	8,364,000
Change in fair value of Convertible Note	(1,067,000)
Balance – June 30, 2025	7,297,000
Change in fair value of Convertible Note	661,504
Balance – September 30, 2025	$7,958,504

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

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to annual dues received at the start of the calendar year. As of September 30, 2025, the Company has approximately $72 thousand of remaining performance obligations, all of which will be recognized into revenue by the end of the calendar year. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Note 5 — Borrowings

Line of Credit

The Company has a line of credit with Regions Bank that allows for advances up to $150,000 with interest at the Prime Rate plus 4.75% with a floor of 4.75% and no maturity date. On September 30, 2025, the outstanding balance on the line of credit was $0 at a prime rate of 7.5% plus 4.75%, or 12.25%. On December 31, 2024, the outstanding balance on the line of credit was $148,976 at a prime rate of 7.75% plus 4.75%, or 12.50%. The line of credit is collateralized by Company assets. The interest expense incurred for the line of credit was $25 and $6,898 for the three months and nine months ended September 30, 2025, respectively and $377 and $743 for the three months and nine months ended September 30, 2024, respectively. No amount was drawn on the facility during the first nine months of 2024.

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

The Initial Note accrues interest at a rate of 12% per annum, calculated on the basis of a 360-day year. Interest is payable quarterly in arrears, meaning that payments are due at the end of each calendar quarter for interest accrued during that quarter. The interest expense incurred for the Initial Note was $168,666 and $492,929, for the three months and nine months ended September 30, 2025, respectively.

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

Cash Advance Agreements

On February 5, 2025, the Company paid off their Standard Merchant Cash Advance Agreement (the “Cash Advance”) with Cedar Advance LLC (“Cedar”) in the amount of $354,450, resulting in a loss on extinguishment of debt of $83,310. The Company also paid off their other Standard Merchant Cash Advance Agreement (the “Arin Cash Advance Agreement”) with Arin Funding LLC (“Arin”) in the amount of $340,421, resulting in a loss on extinguishment of debt of $68,615. The final amortization of financing fees incurred for these MCA loans occurred in Q1 2025, so for the nine months ended September of 2025, total fees were $63,160. Amortization of financing fees for Cedar for the three-and nine months ended September 30, 2024 was $62,801. There was no amortization expense for Arin during the three or nine months ended September 30, 2024.

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

The interest expense incurred for these senior secured promissory notes was $0 and $23,798 for the three months and nine months ended September 30, 2025, respectively. The interest expense incurred for the senior secured promissory notes was $90,281 and $181,203 for the three months and nine months ended September 30, 2024, respectively.

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

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Economic Injury Disaster Loans

During 2024, the Company acquired franchises that had outstanding Economic Injury Disaster Loans (the “EIDL Loans”) in the aggregate of $147,100. The Company acquired the EIDL Loans which have terms similar to the Company’s existing EIDL loans. The EIDL Loans mature in 2050 and bear interest at a rate of 3.75% per annum. The interest expense incurred for the EIDL loans were $3,724 and $16,894 for the three months and nine months ended September 30, 2025 and $7,000 and $19,054 for September 30, 2024, respectively.

Future maturities of EIDL term debt as of September 30, 2025, were as follows:

September 30,
Economic Injury Disaster Loans-Future Maturities	2025
2025 - remainder of the year	$1,475
2026	5,900
2027	5,900
2028	5,900
2029	5,900
2030	5,900
Thereafter	611,793
Total	$642,768

Total Notes Payable as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
Notes Payable	2025	2024
Senior secured promissory note (“SSPN”) #1	$-	$106,192
SSPN #2	-	1,316,000
SSPN #3	-	468,000
Promissory note payable	7,958,504	148,725
Economic injury disaster loans (EIDL)	642,768	647,630
Acquisition Settlement Agreement	869,047	976,190
Total	$9,470,319	$3,662,737

Current portion:
Less: current portion-SSPNs	-	(1,890,192)
Less: current portion-Promissory note payable	-	(148,724)
Less: current portion-EIDL	(5,900)	(5,900)
Acquisition Settlement Agreement	(142,857)	(142,857)
Notes payable, net of current	$9,321,562	$1,475,064

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

During July 2025, the Company renewed its lease of the corporate office space in Celebration, FL, which is owned by an entity controlled by our CEO. The Celebration lease requires monthly payments of $12,000. The Celebration lease is initially for a one-year term, with option for renewal.

During August 2025, the Company entered into a new lease for office space in Puerto Rico. The Puerto Rico lease requires monthly payments of $1,250. The Puerto Rico lease is initially for a five-year term, with no written option for renewal.

Lease costs for the three month periods ended September 30, 2025 and 2024 were $248,575 and $222,126, respectively, and lease costs for the nine month periods ended September 30, 2025 and 2024 were $728,593 and $642,996, respectively. Lease costs are included in general and administrative expenses in the condensed consolidated statements of operations.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	531,412	448,783
Right-of-use assets obtained in exchange for lease liabilities	555,190	796,573

Supplemental balance sheet information related to leases is as follows:

	September 30,	December 31,
	2025	2024
Assets:
Right-of-use assets	$1,104,403	$997,715

Liabilities:
Lease liability, current	$514,731	$473,733
Lease liability, noncurrent	625,637	545,759
	$1,140,368	$1,019,492

The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. The weighted average discount rate is 10.96%.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Future maturities on lease liabilities as of September 30, 2025, are as follows:

September 30,
2025
2025 – remainder of year	$169,945
2026	571,338
2027	312,878
2028	130,929
2029 and thereafter	152,316
Total minimum lease payments	1,337,406
Less: imputed interest	(197,038)
Present value of lease obligations	1,140,368
Less: current portion	(514,731)
Long-term portion of lease obligations	$625,637

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

On February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000. On April 11, 2023, Company filed a motion to dismiss. Original mediation was scheduled for August 25, 2025 with a second mediation set for December 1, 2025. There have been no other changes as the attorneys work on discovery and negotiations with Plaintiff’s counsel. The Company denies the merits of the claims and intends on vigorously defending the litigation.

On January 3, 2024, Ms. Sarah Palmer filed a putative national class action complaint against La Rosa Realty, LLC in the United States District Court, Middle District of Florida, Orlando Division. Ms. Palmer alleges that she received two (2) brief pre-recorded calls one week apart to her cell phone from La Rosa Realty, LLC presenting her an employment opportunity as a real estate agent. Ms. Palmer seeks an undisclosed amount of monetary damages from La Rosa Realty, LLC for the alleged would-be injurious, isolated and opportunistic employment gestures to her through a purported nationwide class action. Ms. Palmer claims that the defendant violated her privacy, annoyed and harassed her, constituted a nuisance, and occupied her telephone line. On March 12, 2024, La Rosa Realty, LLC filed a motion to dismiss the case with prejudice. The action settled at mediation and was dismissed on May 20, 2025 without prejudice pending completion of the settlement terms.

On March 5, 2025, Joshua Epstein filed an action in Osceola County, Florida Circuit Court alleging claims for Breach of Contract, Promissory Estoppel, Conversion, Unjust Enrichment, Breach of Good Faith and Fair Dealings, Fraud in the Inducement, and to recover alleged unpaid compensation from the defendant, La Rosa Holdings Corp. Original partial mediation occurred on September 5, 2025, then was reset for December 2, 2025. The Company denies the merits of the claims and intends on vigorously defending the litigation.

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

Note 7 — Equity Shares and Warrants

July 2025 Warrant Exchange Agreements

During July 2025, the Company entered into two warrant exchange agreements (the “Exchange Agreements”) with two holders of previously issued equity-classified warrants to purchase shares of the Company’s Common Stock (one Exchange Agreement was entered into with the Company’s Chief Executive Officer. The terms of the Exchange Agreement provided each holder with 75,000 newly issued shares of the Company’s Common Stock, in exchange for the settlement and cancellation of their outstanding warrants. As of the dates of the Exchange Agreements, the outstanding warrants provided the holders with the right to purchase an aggregate of 3,703,704 shares of the Company’s Common Stock at a per share exercise price of $0.135.

Upon the respective settlement dates in July 2025, the Company measured the fair value of the newly issued shares of the Company’s Common Stock issued as consideration to be approximately $1.1 million. Just prior to their settlement and cancellation, the Company estimated the fair value of the Warrants to be approximately $28.0 million. The fair value of the Warrants prior to cancellation was estimated using the Black-Scholes valuation model with the following inputs: Company stock prices of $7.40 to $7.99; exercise prices of $0.135, remaining term to maturity of 2.3 to 2.4 years, risk-free rates of 3.9% and stock price volatility of 65.0%.

As the difference between the fair value of the Warrants settled ($28.0 million) and the fair value of the shares of Common Stock issued ($1.1 million) was favorable to the Company, no recognition of this change is required in the Company’s condensed consolidated financial statements.

Warrants are issued to consultants as compensation or as part of certain capital raises which entitle the holder to purchase shares of the Company’s common stock at a fixed price. As of September 30, 2025, the Company’s stock price was $7.18.

During the first half of 2025, the Company settled all vested and outstanding warrants previously held by the accredited investor holding the three senior secured notes payable from 2024. Two of the three warrants were exercised on a cashless basis for a total of 10,974 shares of common stock which represented 1,392,198 warrants. The remaining warrant was repurchased by the Company for $379,083 in cash on January 24, 2025, resulting in the elimination of all vested warrants (1,202,244 warrants) held by the investor as of March 31, 2025.

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

At September 30, 2025, warrants outstanding that have vested and are expected to vest are as follows:

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price(1)	(in years)	Value(1)

Vested	1,389	$796.75	2.22	—
Expected to vest	—	—	—	—
Total	1,389	$796.75	2.22	—

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Additional information with respect to warrant activity:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance — December 31, 2024	3,931,657	$0.66
Granted/Increase to existing warrants	1,328,000	0.19
Exercised	(1,392,198)	0.37
Expired or forfeited	(1,202,244)	0.37
Balance — March 31, 2025	2,665,215	$0.60
Granted	1,039,878	0.14
Grants pursuant to a ratchet provision	—	—
Balance — June 30, 2025	3,705,093	$0.43
Granted	—	—
Grants cancelled pursuant to warrant exchange	(3,703,704)	0
Balance — September 30, 2025	1,389	$796.70

As of September 30, 2025 and December 31, 2024, there was no unrecognized expense related to warrants.

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

The weighted average fair value of warrants granted for the period ended September 30, 2025 and December 31, 2024 and the assumptions used in the Black-Scholes model are set forth in the table below.

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Weighted average fair value	$0.06	$0.87
Dividend yield	—	—
Expected volatility factor	65.8%	72.7%
Risk-free interest rate	3.7%	4.3%
Expected life (in years)	2.4	5.5

Note 8 — Stockholders’ Equity

Equity Purchase Facility Agreement

On August 4, 2025, the Company and an institutional investor (the “Investor”) entered into an Equity Purchase Facility Agreement (the “EPFA”), pursuant to which the Company has the right to issue and sell to the Investor up to $150 million (subsequently amended to $1 billion on September 18, 2025) in newly issued shares of the Company’s common stock (the “Commitment Amount”). The term of the facility provided under the EPFA expires on the earlier to occur of (i) the first day of the next month following the 36-month anniversary of the first trading date after the Agreement Date and (ii) the date on which the Investor shall have made payment of advances pursuant to the EPFA for common shares equal to the Commitment Amount; provided that the Company may terminate the EPFA effective upon five trading days’ prior written notice to the Investor (provided that there are no outstanding advance notices the common shares under which have yet to be issued).

On September 18, 2025, the Company and the Investor entered into the Amended and Restated Equity Purchase Facility Agreement in order to increase the Commitment Amount to $1 billion as described above. All other terms and provisions were substantially the same as the initial EPFA.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Under the terms of the EPFA, the Company has the right (but not the obligation) to request that the Investor purchase shares of the Company’s Common Stock, subject to certain conditions and limitations (an “Advance”). The purchase price of the shares to be sold under an Advance is 100% of the Market Price, which is generally defined as the lower of (i) the lowest price of the Common Stock traded during the relevant pricing period and (ii) the lowest daily (or hourly) VWAP during the relevant pricing period. In the event the bid price of the common stock is at or below $0.10 per share, the Investor will have the right to consent to any Advance. Any purchase under an Advance would be subject to certain limitations, including that the Investor shall not purchase any shares of Common Stock that would result in the Investor beneficially owning more than 4.99% of the outstanding common shares or voting power of the Company (the Investor can request to increase this limit to 9.99%). Additionally, any purchase under an Advance would also be subject to a 19.99% limit based on the outstanding shares of common stock at the issuance date, prior to the receipt of shareholder approval.

The EPFA was determined to represent a combination of a purchased put option on the Company’s common stock (prior to an Advance, the “EPFA Option”) as well a forward contract to deliver the Company’s common stock (after an Advance, but prior to delivery of the shares). The EPFA Option was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument or to be recognized within equity. Pursuant to ASC 815 Derivatives and Hedging (“ASC 815”), the Company will therefore recognize the EPFA Option as an asset or liability, measured at fair value at the date of issuance and at each reporting period, with changes in fair value recognized in earnings. The EPFA Option was determined to have a fair value of $0 on the date of issuance as well as September 30, 2025. In addition, as the EPFA Option did not meet the requirements for equity classification, the Company expensed the issuance costs incurred in association with the EPFA in the periods in which they were incurred.

Second Amended 2022 Plan

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

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Reverse Split

On July 2, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation, as amended (the “Articles of Incorporation”), with the Secretary of State of Nevada to effect an 1-for-80 reverse stock split of the shares of the Company’s common stock, issued and outstanding, effective as of 12:01 a.m. EST on July 7, 2025, (the “Reverse Stock Split”).

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

Convertible preferred stock consisted of the following as of September 30, 2025:

September 30, 2025
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

On February 5, 2025, the Company issued the CEO an aggregate of 36,665 unregistered shares of common stock of the Company, par value $0.0001 per share (the “Shares”) as a compensation for the services rendered pursuant to his employment agreement with the Company. The Company issued the Shares to the CEO in reliance on exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), available to the Company under Section 4(a)(2) of the Securities Act due to the fact that the issuance did not involve a public offering of securities. The stock compensation expense for the three and nine months ended September 30, 2025, was $0 and $1,160,381, respectively.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

On February 20, 2025, the Company issued shares pursuant a consulting agreement entered into on January 1, 2025 in which the Company agreed to issue 21,545 shares of the Company’s common stock for services rendered. The stock compensation expense for the three months and nine months ended September 30, 2025, related to this transaction amounted to $0 and $411,062, respectively.

On February 20 and 24, 2025, the Company entered into marketing agreements pursuant to which the Company agreed to issue 3,750 and 2,500 shares of the Company’s common stock, respectively, for services rendered. The stock compensation expense for the nine months ended September 30, 2025, related to this transaction amounted to $122,570. There is no related compensation for the three months ended September 30, 2025.

On March 10, 2025, the Company issued 500 shares to team leaders pursuant to independent contractor agreements signed in 2024. The stock compensation expense for the nine months ended September 30, 2025, related to this transaction amounted to $8,036. There is no related compensation for the three months ended September 30, 2025.

On March 10, 2025, the Company entered into a marketing agreement pursuant to which the Company agreed to issue 3,125 shares of the Company’s common stock for services rendered. The stock compensation expense for the three months and nine months ended September 30, 2025, related to this transaction amounted to $0 and $46,925, respectively.

On April 21, 2025, the Company issued the CEO an aggregate of 41,217 unregistered shares of common stock of the Company, par value $0.0001 per share as compensation for the services rendered pursuant to his employment agreement with the Company. The stock compensation expense for the three months and nine months ended September 30, 2025, related to this transaction amounted to $0 and $444,319.

On July 7, 2025, the Company issued 313 shares of common stock pursuant to a consulting agreement for services rendered. The stock compensation expense for the three months and nine months ended September 30, 2025, related to this transaction amounted to $3,756.

On July 8, 2025, the Company issued the remaining amount of common stock of 331 shares, pursuant to the consulting agreement entered into on February 20, 2025. The stock compensation expense for the three months and nine months ended September 30, 2025, related to this transaction amounted to $2,118.

On July 14, 2025, the Company entered into an exchange agreement with certain holder (the “Holder”) of a common stock purchase warrant to purchase 1,851,852 shares of common stock, at $0.135 per share, issued by the Company to the Holder on November 14, 2022. Pursuant to such exchange agreement, the Holder’s warrant was cancelled and in exchange, the Company issued an aggregate of 75,000 shares of common stock to the Holder. The stock compensation expense for the three months and nine months ended September 30, 2025, related to this transaction amounted to $559,125.

On July 14, 2025, the Company entered into a consulting agreement pursuant to which the Company agreed to issue 50,000 shares of the Company’s common stock for services rendered. The stock compensation expense for the three months and nine months ended September 30, 2025, related to this transaction amounted to $372,750.

On July 17, 2025, the Company entered into an exchange agreement with Joseph La Rosa, its Chief Executive Officer and holder of a common stock purchase warrant to purchase 1,851,852 shares of common stock, at $0.135 per share, issued by the Company to Mr. La Rosa on December 2, 2022. Pursuant to such exchange agreement, Mr. La Rosa’s warrant was cancelled and in exchange, the Company issued Mr. La Rosa an aggregate of 75,000 shares of common stock. The stock compensation expense for the three months and nine months ended September 30, 2025, related to this transaction amounted to $573,000.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

On August 11, 2025, the Company issued its directors, officers, certain employees an aggregate 101,011 unregistered shares of common stock pursuant to the Second Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (“Second Amended 2022 Plan”). The stock compensation expense for the three months and nine months ended September 30, 2025, related to this transaction amounted to $511,116.

On August 28, 2025, the Company issued 42,700 registered shares of common stock pursuant to the Second Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (“Second Amended 2022 Plan”). The stock compensation expense for the three months and nine months ended September 30, 2025, related to this transaction amounted to $236,575.

On September 26, 2025, the Company issued 75,000 registered shares of common stock to Ross Carmel, as the designee of its legal counsel, Sichenzia Ross Ference Carmel LLP, in exchange for amounts payable for services rendered to the Company. The shares were issued to Mr. Carmel pursuant to Second Amended 2022 Plan. The value of this conversion transaction amounted to $502,875.

For the nine months ended September 30, 2025, the holder of our Senior Secured promissory notes converted 28,238 of the Company’s common stock as part of their First warrants and principal and interest conversions.

For the three months and nine months ended September 30, 2025, the Company utilized their ATM and sold a total of 75,000 and 386,999, respectively, shares of the Company’s common stock for gross proceeds of $864,505 and $7,781,297, respectively and net proceeds of $838,390 and $7,497,266, respectively.

For the three months and nine months ending September 30, 2025, the Company issued 1,215 and 3,141, respectively, shares of the Company’s common stock pursuant to the Restricted Stock Unit (RSU) vesting with a value of $53,035 and $122,516, respectively.

Stock Option Awards

For the three month and nine months periods ending September 30, 2025, the Company recorded stock-based compensation for employees’ and directors’ awards of $14,314 and $172,376, respectively. The Company did not realize any tax benefits associated with share-based compensation for these periods as the Company recorded a valuation allowance on all deferred tax assets.

At September 30, 2025, options outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	50,169	$122.67	8.5	$-
Expected to vest	3,986	44.55	9.2	-
Total	54,155	$116.92	8.5	$-

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Additional information with respect to stock option activity:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2024	48,836	$124.66
Granted	4,069	55.94
Expired or forfeited	—	—
Balance — March 31, 2025	52,905	$119.38
Granted	1,250	13.00
Expired or forfeited	—	—
Balance — June 30, 2025	54,155	$116.92
Granted
Expired or forfeited	—	—
Balance — September 30, 2025	54,155	$116.92

During the nine months ended September 30, 2025, the Company issued an aggregate of 5,319 stock options. Of this amount, 2,500 options were granted to the Chief Executive Officer in connection with the closing of an acquisition on December 31, 2024, according to his employment agreement. The remaining 2,819 options were granted to contractors as part of their compensation packages.

The weighted average fair value of stock options granted in the quarters ended September 30, 2025 and 2024 and the assumptions used in the Black-Scholes model are set forth in the table below.

	September 30,	September 30,
	2025	2024
Weighted average fair value	$45.32	$0.70
Dividend yield	—	—
Expected volatility factor	68.5%	70.5%
Risk-free interest rate	4.5%	3.7%
Expected life (in years)	9.0	9.0

As of September 30, 2025, unrecognized compensation expense related to stock option awards totaled $119,556, to be expensed over the next 9.5 years. As of December 31, 2024, unrecognized compensation expense related to stock option awards totaled $92,892.

Restricted Stock Units

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2024	1,191	$78.66
Granted	8,096	33.68
Expired or forfeited	(352)	60.42
Balance — March 31, 2025	8,935	$37.74
Granted	187	12.32
Expired or forfeited	(1,264)	41.28
Balance — June 30, 2025	7,858	$37.17
Granted	—	—
Expired or forfeited	(1,346)	42.02
Balance — September 30, 2025	6,512	$36.34

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

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

During the nine months period ending September 30, 2025, the Company issued 8,258 RSUs to agents as part of our agent incentive plan and 25 RSU’s to our CTO as part of his employment agreement.

For the three month periods ending September 30, 2025 and 2024, the Company recorded $48,952 and $7,426, respectively, of share-based compensation expense related to the RSUs. For the nine months periods ending September 30, 2025 and 2024, the Company recorded $119,905 and $12,940, respectively, of share-based compensation expense related to the RSUs. As of September 30, 2025, unrecognized compensation expense related to the awards was $263,835, to be expensed over the next 1.6 years. The Company did not realize any tax benefits associated with share-based compensation for the three month periods ending September 30, 2025 and 2024, as the Company recorded a valuation allowance on all deferred tax assets.

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

The following tables set forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been antidilutive:

	Nine Months Ended
	September 30,
	2025	2024
Warrants	1,389	1,474,047
Options	54,155	4,741
Restricted stock units	6,512	865
Total	62,056	1,479,653

Note 10 — Segments

The Company’s business is organized into six material reportable segments which aggregate 100% of revenue:

1)	Real Estate Brokerage Services (Residential)

2)	Franchising Services

3)	Coaching Services

4)	Property Management

5)	Real Estate Brokerage Services (Commercial)

6)	Title Settlement and Insurance

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents the information for the Company’s reportable segments for the three months and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue by segment
Real estate brokerage services (residential)	$16,770,173	$16,484,016	$50,750,399	$42,580,179
Franchising services	27,947	65,713	97,947	278,902
Coaching services	152,764	125,262	369,990	469,279
Property management	3,108,891	2,853,735	9,169,187	8,156,002
Real estate brokerage services (commercial)	103,833	64,310	348,919	248,993
Title Settlement and Insurance	52,535	—	208,313	—
	$20,216,143	$19,593,036	$60,944,755	$51,733,355
Cost of goods sold by segment
Real estate brokerage services (residential)	$15,201,128	$14,968,472	$46,125,155	$38,642,509
Franchising services	114,057	123,294	339,216	376,836
Coaching services	104,844	70,893	243,727	255,557
Property management	3,007,386	2,754,610	8,869,377	7,900,050
Real estate brokerage services (commercial)	80,547	39,861	269,203	174,189
Title Settlement and Insurance	—	—	—	—
	$18,507,962	$17,957,130	$55,846,678	$47,349,141
Gross profit by segment
Real estate brokerage services (residential)	$1,569,045	$1,515,544	$4,625,244	$3,937,670
Franchising services	(86,110)	(57,581)	(241,269)	(97,934)
Coaching services	47,920	54,369	126,263	213,722
Property management	101,505	99,125	299,810	255,952
Real estate brokerage services (commercial)	23,286	24,449	79,716	74,804
Title Settlement and Insurance	52,535	—	208,313	—
	$1,708,181	$1,635,906	$5,098,077	$4,384,214

G&A by segment
Real Estate Brokerage Services (Residential)	$4,032,465	$2,681,910	$10,480,637	$7,721,839
Franchising Services	4,309	11,916	114,586	16,084
Coaching Services	35,044	921	108,197	1,204
Property Management	50,811	21,566	155,709	33,591
Real Estate Brokerage Services (Commercial)	41,423	9,542	102,741	36,909
Title Settlement and Insurance	53,867	21,761	184,630	—
	$4,217,919	$2,747,616	$11,146,500	$7,809,627

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

In addition to the expenses from these segments, corporate other expenses, net were $3,034,840 and $1,280,918, which resulted in the net loss of $5,544,578 and $2,392,628) for the three months ended September 30, 2025 and 2024, respectively. Corporate other expenses, net were $16,731,936 and $5,898,426, which resulted in the net loss of $22,780,359 and $9,323,839 for the nine months ended September 30, 2025 and 2024, respectively.

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three months and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Performance obligations satisfied at a point in time	$16,728,041	$16,190,693	$50,434,397	$41,966,463
Performance obligations satisfied over time	3,488,102	3,402,343	10,510,358	9,766,892
Revenue	$20,216,143	$19,593,036	$60,944,755	$51,733,355

Note 11 — Subsequent Events

Equity Issuances

Subsequent to September 30, 2025, the Company issued an additional 414 shares from the vesting of RSU grants as part of the Company’s agent incentive plan.

On November 13, 2025, the holder of the Senior Secured Convertible Note, dated February 4, 2025, converted $600,000 of principal and $55,627 of interest by converting 223,464 shares of common stock.

On November 13, 2025, the Company utilized its EPFA selling 25,000 shares of common stock at $2.95 per share raising gross proceeds of $73,750.

On November 17, 2025, the holder of the Senior Secured Convertible Note, dated February 4, 2025, converted $208,261 of principal and $4,701 of interest by converting 103,703 shares of common stock.

On November 18, 2025, the holder of the Senior Secured Convertible Note, dated February 4, 2025, converted $91,739 of principal and $6,967 of interest by converting 48,065 shares of common stock.

Waiver of Interest Payments and Default

On November 7, 2025, the Company entered into a waiver agreement with the holder of the Company’s Senior Secured Convertible Note, dated February 4, 2025. Under this waiver, the Holder agreed to waive all default penalties, default interest, and any acceleration rights arising from the Company’s failure to make required cash interest payments due July 1, 2025 and October 1, 2025 on the note.

The waiver requires the Company to remit all unpaid cash interest no later than December 31, 2025, unless such note is fully converted before that date. Other than the specific waivers described above, all terms of the note, and other related transaction documents pursuant to which the note was issued remain unchanged. The waiver is effective as of July 1, 2025.

Securities Purchase Agreement

On November 12, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell, and the Investors agreed to purchase, in multiple closings, a new series of senior secured convertible notes of the Company in an aggregate original principal amount of up to $250,000,000 (the “Notes”), subject to the satisfaction or waiver of certain closing conditions.

The Company expects to issue an initial Note in an aggregate principal amount of $11,000,000 at the initial closing (the “Initial Closing”) upon the satisfaction or waiver of certain closing conditions. Subject to certain conditions described in the Purchase Agreement, the Company has the option to request that the Investor purchase additional Notes (the “Company’s Option Closing”), and the Investor has the option to cause the Company to sell additional Notes (the “Investor’s Option Closing” and together with the Company’s Option Closing, (the “Additional Closings”) and together with the Initial Closing, each a “Closing”), provided that the aggregate original principal amount of any Notes issued in each Additional Closing shall not exceed $5,000,000 individually, and not more than $239,000,000 in the aggregate for all Additional Closings. The purchase price for each Note will be $900 for each $1,000 of principal amount of Note.

The Notes will be convertible into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.0001 per share (the “common stock”), at a conversion price equal to 120% of the lower of (i) Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) on the trading day immediately prior to (x) with respect to the Initial Closing the lower of the date of the Initial Closing (the “Initial Closing Date”) and the date of the Purchase Agreement and (y) with respect to each Additional Closing, the date of such Additional Closing, and (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding (x) with respect to the Initial Closing either the Initial Closing Date or the date of the Purchase Agreement or (y) with respect to each Additional Closing, such applicable Additional Closing date, provided, however, that in no event may the conversion price be less than the Floor Price (as defined in the Notes) (subject to customary adjustments and the applicable limitations under Nasdaq Listing Rules), which as of the date of the Purchase Agreement is $0.79. The Notes will bear interest at a rate of ten percent (10%) per annum, payable monthly in arrears, mature twenty-four (24) months from the date of issuance and contain customary covenants and events of default (upon which the interest rate will increase to a rate of nineteen percent (19%) per annum).

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Pursuant to the Purchase Agreement, on November 12, 2025, the Company issued a Token Right (the “Token Right”) to certain Investors, pursuant to which the holder will be entitled to receive upon exercise of the Token Right and for no further consideration an aggregate number of Right Tokens (as defined therein) equal to the sum of (i) fifty percent (50%) of any and all Tokens (as defined in the Token Right) purchased by the Company using the net proceeds of each Closing and (ii) twenty-five percent (25%) of any and all Tokens purchased by the Company using the net proceeds of any Other Financing (as defined therein). The Token Right can be exercised at any time beginning on the date that is the sixty (60) day anniversary of the issuance date of the Token Right and ending on the ten (10) year anniversary of the issuance date of the Token Right.

In connection with the Purchase Agreement, on November 12, 2025, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) to register the resale of all of the Conversion Shares and shares of common stock otherwise issuable pursuant to the Notes within 20 calendar days after the Initial Closing Date and to have such registration statement be declared effective by the SEC within 60 calendar days of the Initial Closing Date. Pursuant to the terms of the Registration Rights Agreement, the Company must also file one or more additional registration statements for the resale of the Registrable Securities (as defined in the Registration Rights Agreement), if necessary.

Pursuant to the Purchase Agreement, the Company must use the net proceeds from the sale of the securities as follows: (A) at the Initial Closing, (i) $7,000,000 of net proceeds to acquire Note Purchased Crypto (as defined in the Notes) as a treasury asset for the Company’s balance sheet, (ii) $2,000,000 of the net proceeds to redeem a portion of the outstanding shares of the Series X Preferred Stock pursuant to the Redemption Agreement, (iii) $500,000 of the net proceeds will be kept in a controlled account to fund the redemption of remaining shares of the Series X Preferred Stock in accordance with the terms of the Redemption Agreement, and (iv) any remaining proceeds, not to exceed $400,000, from the Initial Closing for general corporate purposes, working capital, acquisitions and other strategic transactions, and (B) at any Additional Closing, ninety percent (90%) of net proceeds must be used to acquire Note Purchased Crypto as a treasury asset for the Company’s balance sheet, and any remaining proceeds from the Additional Closing for general corporate purposes, working capital, acquisitions and other strategic transactions, with certain limitation that require consent of the Lead Buyer (as defined in the Purchase Agreement).

A.G.P./Alliance Global Partners served as placement agent in connection with the offering and will receive cash compensation not exceeding 7% of the gross proceeds of each Closing.

Redemption Agreement

In connection with the Purchase Agreement, on November 12, 2025, the Company and Mr. La Rosa entered into a redemption agreement (“Redemption Agreement”), pursuant to which, on the Initial Closing Date the Company will redeem and immediately cancel and return to the status of “blank check” preferred stock of the Company, a number of Mr. La Rosa’s shares of Series X Preferred Stock such that, immediately after such redemption, he will own shares of Series X Preferred Stock representing not less than 80% of the total voting power of the Company for a redemption price of $2,000,000 payable on the Initial Closing Date, and $500,000 contingently payable upon the satisfaction by the Company of its SEC filing requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for four consecutive quarters and certain other four-quarter requirements set forth therein. Mr. La Rosa’s remaining shares of Series X Preferred Stock will be redeemed by the Company at a subsequent time determined by the Company’s Board of Directors (the “Board”) or otherwise as set forth in the Redemption Agreement as described below, in each case for no additional consideration. These redemptions of the Series X Preferred Stock are conditioned upon stockholders’ approval and effectiveness of the Certificate of Amendment (as defined below).

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The parties also agreed that in the event that the Company receives any notice from a prospective investor (including the Investors) that such prospective investor would provide, or commit to provide, equity or debt financing to the Company but for the existence of any then outstanding shares of Series X Preferred Stock, the Company will, within twenty-four (24) hours following receipt of such notice, redeem all remaining issued and outstanding shares of Series X Preferred Stock for no additional consideration.

In addition, under the Redemption Agreement, Mr. La Rosa agreed, subject to certain customary exceptions, not to sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any of his shares of the Series X Preferred Stock during the term of the Redemption Agreement, without the consent of the Lead Buyer (as defined in the Purchase Agreement).

Amended Employment Agreement

On November 12, 2025, following the approval of the Board, the Company and Mr. La Rosa, entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”), which amends and restates that certain Amended and Restated Employment Agreement between the Company and Mr. La Rosa, dated April 29, 2022, as amended, in its entirety.

Pursuant to the terms of the Amended Employment Agreement, the Company will pay Mr. La Rosa an annual base salary of $500,000, which will be reviewed at least annually by the Board and increased (but not decreased) upon such review. Mr. La Rosa will also be eligible to receive a bonus with respect to a calendar year on the terms and in the amount as may be approved by the Compensation Committee of the Board (“Compensation Committee”) in its discretion.

The Amended Employment Agreement is for an initial term ending December 31, 2027, which term will be automatically extended, upon the same terms and conditions, for successive periods of one (1) year. The Amended Employment Agreement may be terminated by Mr. La Rosa or the Company at any time and for any or no reason with at least 45 days advance written notice from the terminating party. If Mr. La Rosa’s employment is terminated by the Company for “cause” (as defined in the agreement), Mr. La Rosa will be entitled only to accrued and unpaid base salary through the date of termination.

If Mr. La Rosa’s employment is terminated by his failure to renew his agreement, or by Mr. La Rosa without “good reason” (as defined in the Amended Employment Agreement), then he will be entitled to receive: (i) a sum equal to 60 days’ of base salary (“Lump Sum Payment”), paid in a lump sum no later than one week after the end of the Release Execution and Recission Period (as defined in the Amended Employment Agreement); (ii) any accrued but unpaid base salary and accrued but unused paid time off; (iii) reimbursement for unreimbursed business expenses properly incurred; and (iv) such equity compensation and employee benefits, if any, to which he may be entitled under the Company’s equity compensation and employee benefit plans as of the date of termination (items (ii) and (iv) are collectively referred to as the “Accrued Amounts”).

Amendment to Articles of Incorporation

On November 10, 2025, in connection with the entry into the Purchase Agreement, the Board approved (i) a Certificate of Amendment (the “Certificate of Amendment”) to the Articles of Incorporation to provide that the shares of the Series X Preferred Stock may be redeemed from time to time and at any time in whole or in part upon such terms and conditions as may be approved by the Board and agreed to by the holder(s) thereof, and (ii) an amendment to the Articles with respect to a reverse stock split of the issued and outstanding shares of common stock, at a ratio of any whole number in the range of one-for-five (1:5) to one-for-one-hundred (1:100) (the “Future Reverse Stock Split”) to be effected by the Board at any time within one (1) year from the date of the stockholders’ approval, with such timing and ratio to be determined in the discretion of the Board for all stockholders as of the date of the effectiveness of the Future Reverse Stock Split, with the right to abandon the Future Reverse Stock Split, if the Board, in its discretion, determines that it is no longer in the best interests of the Company or its stockholders (“Reverse Stock Split Amendment”).

On November 12, 2025, the stockholders holding a majority of the voting power of the Company approved the Certificate of Amendment and the Reverse Stock Split Amendment. Such approval will be effective 20 days after the Company files a definitive information statement on Schedule 14C and commences mailing such definitive information statement to the Company’s stockholders pursuant to Exchange Act.  Once the stockholders’ approval is effective, the Company will file the Certificate of Amendment with the Secretary of State of the State of Nevada, and the amendment will be effective upon such filing.

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

In addition to providing person-to-person residential and commercial real estate brokerage services to the public, we cross-sell ancillary technology-based products and services primarily to our sales agents and the sales agents associated with our franchisees. Our business is organized based on the services we provide internally to our agents and to the public, which are residential and commercial real estate brokerage, franchising, real estate brokerage education and coaching, property management, and title services. Our real estate brokerage business operates primarily under the trade name La Rosa Realty. We have 25 La Rosa Realty corporate real estate brokerage offices and branches located in Florida, California, Texas, Georgia, North Carolina and Puerto Rico. The Company also has 5 La Rosa Realty franchised real estate brokerage offices and branches and 3 affiliated real estate brokerage offices, that pay us fees in 7 states in the United States and Puerto Rico. We also have LR Realty Spain, which is a full-service brokerage office located primarily in Malaga, Spain. Additionally, the Company has a full-service escrow settlement and title company in Florida.

Our real estate brokerage offices, both corporate and franchised, are staffed with 3,116 licensed real estate brokers and sales associates as of September 30, 2025.

Our franchised offices are currently:

Name	Location
La Rosa Realty Internacional, LLC	Celebration, Florida
La Rosa Realty Central Florida, LLC	Davenport, Florida
La Rosa Realty Jacksonville, LLC	Jacksonville, Florida
La Rosa Realty Kendall, LLC	Miami, Florida
The Realty Experience Powered By LRR LLC	St. Cloud, Florida

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

On October 12, 2023, we consummated our IPO. Following our IPO, during the fiscal year ended December 31, 2023, we acquired majority ownership of the following franchisees of the Company: Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.), Horeb Kissimmee Realty, LLC, La Rosa Realty Premier, LLC, La Rosa Realty Orlando, LLC, and 100% ownership of the following franchisees of the Company: La Rosa CW Properties, LLC and La Rosa Realty North Florida LLC. In December 2023, we also formed our majority owned subsidiary La Rosa Realty Texas LLC.  During the fiscal year ended December 31, 2024, we acquired majority ownership of the following franchisees and affiliates of the Company: La Rosa Realty Georgia LLC, La Rosa Realty California, La Rosa Realty Lakeland LLC DBA La Rosa Realty Prestige, and La Rosa Realty Success LLC, and 100% ownership of La Rosa Realty Winter Garden LLC, BF Prime LLC, Nona Title Agency LLC, La Rosa Realty Beaches LLC, and Baxpi Holdings LLC. Additionally, we acquired the remaining non-controlling interest portions of Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.) and La Rosa Realty Premier, LLC, making them both 100% owned entities.

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

On September 12, 2025, the Company dissolved one of its wholly owned subsidiaries, Baxpi Holdings LLC, which was non-operational, in an effort to simplify the Company’s corporate structure.

On November 12, 2025, the Company engaged with a special advisor in connection with the Company’s new strategy to leverage its real estate platform and access to new capital in order to expand into the AI ecosystem through strategic acquisitions, partnerships, and the development of next-generation data center facilities.

Recent Developments

Convertible Note Facility

On November 12, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell, and the Investors agreed to purchase, in multiple closings, a new series of senior secured convertible notes of the Company in an aggregate original principal amount of up to $250,000,000 (the “Notes”), subject to the satisfaction or waiver of certain closing conditions, including, inter alia, entering into the Redemption Agreement, and Amended Employment Agreement (as such terms are defined below), in each case between the Company and Mr. Joseph La Rosa, and the Company issuing to an Investor certain Token Rights (as defined in the Purchase Agreement).

Pursuant to the Purchase Agreement, on November 12, 2025, the Company issued a Token Right (the “Token Right”) to certain Investors, pursuant to which the holder will be entitled to receive upon exercise of the Token Right and for no further consideration an aggregate number of Right Tokens (as defined therein) equal to the sum of (i) fifty percent (50%) of any and all Tokens (as defined in the Token Right) purchased by the Company using the net proceeds of each Closing (as defined in the Notes) and (ii) twenty-five percent (25%) of any and all Tokens purchased by the Company using the net proceeds of any Other Financing (as defined therein). The Token Right can be exercised at any time beginning on the date that is the sixty (60) day anniversary of the issuance date of the Token Right and ending on the ten (10) year anniversary of the issuance date of the Token Right.

The Company has also agreed to use reasonable efforts to obtain stockholder approval (the “Stockholder Approval”) within thirty (30) days of the Initial Closing Date (as defined in the Notes) for the issuance of the shares of common stock issuable pursuant to the Notes in accordance with Nasdaq Listing Rules, the approval of an amendment to the Amended and Restated Articles of Incorporation of the Company, as amended (the “Articles of Incorporation”) to effect a reverse stock split at such later date and at ratio to be determined by the Company’s Board of Directors, and the approval of an amendment to the Articles of Incorporation to permit the redemption of the Company’s Series X Super Voting Preferred Stock, par value $0.0001 per share (the “Series X Preferred Stock”). On November 12, 2025, the stockholders holding majority of the voting power of the Company provided the Stockholder Approval by written consent in lieu of having a stockholders meeting. Such Stockholder Approval will become effective 20 days after the Company commences mailing of a definitive information statement on Schedule 14C to stockholders of record as of the close of business on November 12, 2025.

In connection with the Purchase Agreement, on November 12, 2025, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) to register the resale of all of the Conversion Shares and shares of common stock otherwise issuable pursuant to the Notes.

A.G.P./Alliance Global Partners served as placement agent in connection with the offering and will receive cash compensation not exceeding 7% of the gross proceeds of each Closing.

In connection with the Purchase Agreement, on November 12, 2025, the Company and Mr. La Rosa entered into a redemption agreement (“Redemption Agreement”), pursuant to which, on the Initial Closing Date the Company will redeem and immediately cancel and return to the status of “blank check” preferred stock of the Company, a number of Mr. La Rosa’s shares of Series X Preferred Stock such that, immediately after such redemption, he will own shares of Series X Preferred Stock representing not less than 80% of the total voting power of the Company for a redemption price of $2,000,000 payable on the Initial Closing Date, and $500,000 contingently payable upon the satisfaction by the Company of its SEC filing requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for four consecutive quarters and certain other four-quarter requirements set forth therein. Mr. La Rosa’s remaining shares of Series X Preferred Stock will be redeemed by the Company at a subsequent time determined by the Board or otherwise as set forth in the Redemption Agreement as described below, in each case for no additional consideration. These redemptions of the Series X Preferred Stock are conditioned upon stockholders’ approval and effectiveness of the Certificate of Amendment to the Articles of Incorporation, permitting the redemption of Series X Preferred Stock.

The parties also agreed that in the event that the Company receives any notice from a prospective investor (including the Investors) that such prospective investor would provide, or commit to provide, equity or debt financing to the Company but for the existence of any then outstanding shares of Series X Preferred Stock, the Company will, within twenty-four (24) hours following receipt of such notice, redeem all remaining issued and outstanding shares of Series X Preferred Stock for no additional consideration.

In addition, under the Redemption Agreement, Mr. La Rosa agreed to certain lock-up restrictions on his shares of the Series X Preferred Stock during the term of the Redemption Agreement.

On November 12, 2025, following the approval of the Board of Directors of the Company, the Company and Mr. La Rosa, entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”), which amends and restates that certain Amended and Restated Employment Agreement between the Company and Mr. La Rosa, dated April 29, 2022, as amended, in its entirety.

ATM Offering

On November 22, 2024, the Company entered into a sales agreement (“ATM Agreement”) with A.G.P./Alliance Global Partners, as sales agent, relating to the sale of common stock. During the three month ended September 30, 2025, the Company issued an aggregate of 75,000 shares of common stock pursuant to the ATM Agreement for net proceeds of $838,390. The Company paid the sales agent compensation with respect to sale of such shares in the amount of $25,935.

Facility and Amended Facility Agreement

On August 4, 2025 (the “Original Agreement Date”), the Company entered into the Equity Purchase Facility Agreement (“Existing Facility Agreement”) with an institutional investor (“Facility Investor”), pursuant to which the Facility Investor committed to purchase, subject to certain conditions and limitations, up to $150,000,000 (the “Commitment Amount”) in newly issued shares of the common stock of the Company (the “Facility”). In connection with the Facility, on the Original Agreement Date the Company entered into a Registration Rights Agreement (the “Existing RRA”) with the Facility Investor.

Pursuant to the terms of the Existing Facility Agreement, the issuance of shares of common stock in excess of 19.99% of the Company’s outstanding shares of common stock was conditional upon obtaining the approval of the Company’s stockholders in accordance with the rules and regulations of the Nasdaq Capital Market. On August 6, 2025, the stockholders, holding approximately 96.3% of the votes of our outstanding voting stock approved the Existing Facility Agreement and Existing RRA, including, but not limited to the issuance of the shares of common stock in excess of 19.99% of the Company’s issued and outstanding common stock at a price less than the minimum price required by the Nasdaq Capital Market, in compliance with the rules and regulations of the Nasdaq Capital Market. On August 8, 2025, the Company filed a preliminary information statement on Schedule 14C with the SEC notifying stockholders of such approval. The Company filed a definitive information statement on Schedule 14C with the SEC and commenced mailing of the definitive information statement to stockholders of record on August 18, 2025. Such stockholders’ approval became effective on September 7, 2025. In accordance with the terms of the Existing RRA, on August 11, 2025, the Company filed with the SEC a Registration Statement on Form S-1 (Reg. No. 333-289503) to register up to 100,000,000 shares of common stock issuable pursuant to the Existing Facility Agreement. Such registration statement, as amended, was declared effective by the SEC on August 22, 2025.

On September 18, 2025 (“Amendment Date”), the Company and the Facility Investor entered into the Amended Facility Agreement, pursuant to which the parties agreed to increase the Commitment Amount under the Facility from $150 million to $1.0 billion in shares of common stock. The Amended Facility Agreement amends and restates the Existing Facility Agreement in its entirety. Except for the increase in the Commitment Amount, all material terms and conditions of the Amended Facility Agreement are substantially the same as those provided in the Existing Facility Agreement. In connection with the Amended Facility Agreement, on the Amendment Date, the Company also entered into an amended and restated registration rights agreement with the Facility Investor with respect to the resale of the shares of common stock issuable under the Amended Facility Agreement (the “Amended RRA”). The Amended RRA amends and restates the Existing RRA.

On September 19, 2025, stockholders, holding approximately 95.7% of the votes of our outstanding voting stock approved the Amended Facility Agreement and Amended RRA, including, but not limited to the issuance of the shares of common stock in excess of 19.99% of the Company’s issued and outstanding common stock at a price less than the minimum price required by the Nasdaq Capital Market, in compliance with the rules and regulations of the Nasdaq Capital Market. On September 19, 2025, the Company filed a preliminary information statement on Schedule 14C with the SEC notifying stockholders of such approval. On September 29, 2025, the Company filed a definitive information statement on Schedule 14C with the SEC and commenced mailing of the definitive information statement to stockholders of record on September 19, 2025. Such stockholders’ approval became effective on October 19, 2025. In accordance with the terms of the Amended RRA, on September 25, 2025, the Company filed with the SEC a Registration Statement on Form S-1 (Reg. No. 333-290510) to register up to 283,333,333 shares of common stock issuable pursuant to the Amended Facility Agreement. Such registration statement, as amended, was declared effective by the SEC on September 30, 2025.

February 2025 Financing and June 2025 Exchange Agreement

On February 4, 2025 (“Closing Date”), the Company entered into the SPA with an institutional investor (“2025 Investor”) pursuant to which it agreed to issue and sell to the 2025 Investor upon the terms and conditions set forth in the SPA on such date: (i) a Senior Secured Convertible Note in the original principal amount of $5,500,000 which matures on the two-year anniversary of the Closing Date (the “Initial Note”); and (ii) sixteen (16) warrants (the “Incremental Warrants”), each to purchase additional Notes in an original principal amount up to $2,500,000 at an exercise price of $2,256,250, in substantially the same form as the Initial Note (Incremental Notes and together with the Initial Note, the “Notes”). The Incremental Warrants and Initial Note were issued to 2025 Investor on the Closing Date. The purchase price paid by 2025 Investor under the SPA for the Initial Note and Incremental Warrants was $4,963,750, which was used by the Company to pay-off certain indebtedness, pay certain outstanding fees and expenses, acquisitions and general corporate purposes. The Company also granted 2025 Investor registration rights in the shares of common stock issuable pursuant to the SPA and conversion of the Notes. The Company and its subsidiaries also entered into a security agreement with or in favor of the 2025 Investor pursuant to which the Company and its subsidiaries granted the 2025 Investor a security interest in certain property of the Company and its subsidiaries to secure the Company’s obligations under the Notes. The Company also agreed to obtain stockholder approval for the issuance of more than 19.99% of the issued and outstanding common stock in this financing.

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

Letter of Intent with MiiX Financial

On September 12, 2025, the Company announced that it has entered into a non-binding Letter of Intent with MiiX Financial Holdings Trust (“MiiX’) to jointly implement and distribute MiiX’s proprietary residential financing solutions for all credit levels across La Rosa’s network of agents and all of its listings. The cooperation is intended to establish a long-term strategic alliance between the two companies, centered on MiiX’s groundbreaking platform that eliminates traditional credit requirements and provides accessible homeownership solutions for buyers of all income and credit levels. The platform also introduces advanced real estate monetization tools capable of enabling same-day property purchasing, trading, settlement, and recordings similar to the speed and efficiency of financial markets.

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

Nasdaq Continued Listing Requirements

On October 10, 2024, the Company received a letter from the Nasdaq Listing Qualifications Department stating that, for the 30 consecutive business day period between August 28, 2024 through October 9, 2024, the Company’s common stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). On July 21, 2025, the Company received a letter from Nasdaq confirming that the Nasdaq Listing Qualifications Department has determined that for the 10 consecutive business days, from July 7 through July 18, 2025, the closing bid price of the Company’s common stock was at $1.00 per share or greater. Accordingly, the Company regained compliance with the Bid Price Rule, and the matter is now closed.

On May 30, 2025, the Company received a letter from Nasdaq indicating that, because the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended March 31, 2025 was $(83,377,044), the Company is no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. On August 21, 2025, the Company received a letter from Nasdaq confirming that the Nasdaq Listing Qualifications Department has determined that the Company complies with Nasdaq Listing Rule 5550(b)(1) based on the Company’s Form 10-Q for the period ended June 30, 2025, evidencing stockholders’ equity of $7,595,799, and the matter is now closed.

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

Change in Controlled Company Status

As of December 31, 2024, the Company qualified as a “controlled company” because more than 50% of the voting power for the election of directors was held by Joseph La Rosa, our Chief Executive Officer and Chairman. As a result of certain sales under the Company’s previously announced at-the-market offering, as of April 16, 2025, Mr. La Rosa no longer held more than 50% of the voting power for the election of directors. As a result, the Company was no longer considered a “controlled company” for the purposes of the listing requirements of the Nasdaq Capital Market. Since the Company did not avail itself of certain of the controlled company exemptions afforded by Nasdaq to controlled companies, such change in the Company’s status did not result in any corporate governance changes for the Company. On July 7, 2025, the Company regained a “controlled company” status as a result of a Reverse Stock Split that provided Mr. Joseph La Rosa with possession of more than 50% of the voting power of the Company.

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

Description of Our Revenues

Our financial results are primarily driven by the total number of sales agents in our Company, the number of sales agents closing residential real estate transactions, the number of sales agents utilizing our coaching services, the number of agents who work with our franchisees, and the number of properties under management. We increased our agent count by 17.7%, from 2,647 at September 30, 2024 to 3,116 at September 30, 2025.

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

Inflation and Market Interest Rates

The U.S. Federal Reserve continues to take action intended to address inflation. The Federal Reserve Board maintained the federal funds rate at 533 basis points from August of 2023 through mid-September 2024, when it was reduced to 483 basis points. In September 2025, the federal funds rate was 422 basis points. The fluctuations impact interest rates, which significantly contribute to mortgage rate adjustments. During the second half of 2022, the benchmark 30 year fixed conforming mortgage rate rose above 6% for the first time since 2008, according to Freddie Mac data, and reached a peak of about 8% during the second half of 2023. That interest rate sat in between 6.62% and 6.85% during 2024 and fell to 6.30% by the end of September 2025. In September 2025, existing-home sales rose 1.5% month-over-month to a seasonally adjusted rate of 4.06 million. Year-over-year, sales rose 4.1%. Total homes for sale were 1.6 million, a rise of 14% over last year, with a median sales price of $415,200, a 2.1% rise over last year. According to NAR Chief Economist Lawrence Yun, “As anticipated, falling mortgage rates are lifting home sales. Improving housing affordability is also contributing to the increase in sales.”

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

The SEC cybersecurity disclosure rules for public companies require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. We have included respective disclosures in our Annual Report on Form 10-K for fiscal year ended December 31, 2024 filed with the Commission on April 15, 2025.

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

Critical Accounting Estimates

A critical accounting estimate is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2025, the Company entered into a securities purchase agreement providing for the issuance of a convertible note and incremental warrants which required a fair value evaluation under ASC 825. This evaluation constituted an additional critical accounting estimate to the Company. See Note 4 Fair Value Measurements and Other Liabilities and Note 5 Borrowings to the accompanying condensed consolidated financial statements for more information. There have been no other material changes to the Company’s critical accounting estimates as compared to the estimates described in the Annual Report on Form 10-K as of December 31, 2024 which we believe are the most critical to our business and understanding of our results of operations and affect the more significant judgments and estimates that we use in preparation of our condensed consolidated financial statements. Other than the fair value evaluation mentioned above, there have been no other material changes to the Company’s critical accounting estimates since the Annual Report on Form 10-K as of December 31, 2024.

Results of Operations

Revenue

Three Months Ending September 30

	Three Months Ended September 30,		Change
	2025	2024	$	%
Real Estate Brokerage Services (Residential)	$16,770,173	$16,484,016	$286,157	2%
Franchising Services	27,947	65,713	(37,766)	-57%
Coaching Services	152,764	125,262	27,502	22%
Property Management	3,108,891	2,853,735	255,156	9%
Real Estate Brokerage Services (Commercial)	103,833	64,310	39,523	61%
Title Settlement and Insurance	52,535	-	52,535	NM
Total Revenue	$20,216,143	$19,593,036	$623,107	3%

NM: Not Meaningful

Real Estate Brokerage Services (Residential)

Residential real estate services sales revenue increased by approximately $286 thousand, or 2%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was driven primarily by residential real estate sales increasing and the related acquisitions of BF Prime on August 19th of 2024 and Beaches on December 31, 2024.

Franchising Services

Franchising services revenue decreased by approximately $38 thousand, or 57%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease is attributable to the acquisition of franchises in fiscal year 2024, which no longer contribute to franchising royalties fees. Our remaining franchisees did not see a significant changes in transaction revenues between periods.

Coaching Services

Coaching services revenue increased by approximately $28 thousand, or 22%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to increases in agent counts offset by a strategic shift to allow large teams to onboard without coaching in an effort to increase onboarding which reduced coaching revenues.

Property Management

Property management revenue increased by approximately $255 thousand, or 9%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to an increase in the number of properties under management.

Nine months Ending September 30

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Real Estate Brokerage Services (Residential)	$50,750,399	$42,580,179	$8,170,220	19%
Franchising Services	97,947	278,902	(180,955)	-65%
Coaching Services	369,990	469,279	(99,289)	-21%
Property Management	9,169,187	8,156,002	1,013,185	12%
Real Estate Brokerage Services (Commercial)	348,919	248,993	99,926	40%
Title Settlement and Insurance	208,313	-	208,313	NM
Total Revenue	$60,944,755	$51,733,355	$9,211,400	18%

NM: Not Meaningful

Real Estate Brokerage Services (Residential)

Residential real estate services sales revenue increased by approximately $8.2 million, or 19%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was driven primarily by acquisitions completed in the 4th quarter of fiscal year 2024 along with incremental additional revenue from the acquisitions in the first three quarters of fiscal year 2024.

Franchising Services

Franchising services revenue decreased by approximately $181 thousand, or 65%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease is attributable to the acquisitions completed in fiscal year 2024 that were franchisees, which no longer contribute to franchising royalties fees. Our remaining franchisees did not see a significant changes in transaction revenues between the per.

Coaching Services

Coaching services revenue decreased by approximately $99 thousand, or 21%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a strategic shift to allow large teams to onboard without coaching in an effort to increase onboarding at the expense of Coaching.

Property Management

Property management revenue increased by approximately $1.01 million, or 12%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase in the number of properties under management.

Gross Profit and Gross Margin

Three Months Ending September 30

	Three Months Ended September 30,		Change
	2025	2024	$	%
Real Estate Brokerage Services (Residential)	$1,569,045	$1,515,544	$53,501	4%
Gross Margin	9.4%	9.2%
Franchising Services	$(86,110)	$(57,581)	$(28,529)	50%
Gross Margin	-308.1%	-87.6%
Coaching Services	$47,920	$54,369	$(6,449)	-12%
Gross Margin	31.4%	43.4%
Property Management	$101,505	$99,125	$2,380	2%
Gross Margin	3.3%	3.5%
Real Estate Brokerage Services (Commercial)	$23,286	$24,449	$(1,163)	-5%
Gross Margin	22.4%	38.0%
Title Settlement and Insurance	$52,535	$-	$52,535	NM
Gross Margin	100.0%	0.0%
Total Gross Profit	$1,708,181	$1,635,906	$72,275	4%
Total Gross Margin	8.4%	8.3%	0.1%

NM: Not Meaningful

Real Estate Brokerage Services (Residential)

Gross margin normalized and overall increased by approximately $54 thousand or 4% in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, related to positive growth in margins related to plan and agent mix from the Ultimate Plans as well as agent onboarding from 2024 acquisitions.

Franchising Services

Gross margin decreased by approximately $29 thousand, or 50%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, related to the acquisition of the franchises acquired during 2024.

Coaching Services

Gross margin decreased by approximately $6 thousand, or 12%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Costs related to coaching services is related to the augmentation of the coaching program to expedite agent onboarding due to a shift in priority to growth in onboarding without a coaching requirement.

Property Management

Gross margin related to property management services increased by approximately $2 thousand, or 2%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in property management revenues and costs was primarily related to an increase in properties under management.

Title Settlement and Insurance

We acquired Nona Title rebranded FPG Title near the end of the third quarter of 2024, increases are related to this acquisition generating revenues, cost of revenues and general and administrative expenses for the first time for the three months ended September 30, 2025.

Nine months Ending September 30

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Real Estate Brokerage Services (Residential)	$4,625,244	$3,937,670	$687,574	17%
Gross Margin	9.1%	9.2%	-0.1%
Franchising Services	$(241,269)	$(97,934)	$(143,335)	146%
Gross Margin	-246.3%	-35.1%	-211.2%
Coaching Services	$126,263	$213,722	$(87,459)	-41%
Gross Margin	34.1%	45.5%	-11.4%
Property Management	$299,810	$255,952	$43,858	17%
Gross Margin	3.3%	3.1%	0.1%
Real Estate Brokerage Services (Commercial)	$79,716	$74,804	$4,912	7%
Gross Margin	22.8%	30.0%	-7.2%
Title Settlement and Insurance	$208,313	$-	$208,313	NM
Gross Margin	100.0%	0.0%	100.0%
Total Gross Profit	$5,098,077	$4,384,214	$713,863	16%
Total Gross Margin	8.4%	8.5%	-0.1%

NM: Not Meaningful

Real Estate Brokerage Services (Residential)

Gross margin related to residential real estate brokerage services increased by approximately $0.7 million, or 17%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was driven by approximately $7.5 million of cost of revenue primarily from the four acquisitions completed in the fourth quarter of fiscal year 2023 and the six acquisitions completed in the first three quarters of fiscal year 2024.

Franchising Services

Gross margin decreased by approximately $143 thousand, or 146%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, related to the acquisition of the franchises acquired in the 2024.

Coaching Services

Gross margin decreased by approximately $87 thousand, or 41%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Costs related to coaching services is related to the augmentation of the coaching program to expedite agent onboarding due to a shift in priority to growth in onboarding without a coaching requirement.

Property Management

Gross margin related to property management services increased by approximately $44 thousand, or 17%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in property management revenues and costs was primarily related to an increase in properties under management.

Title Settlement and Insurance

We acquired Nona Title rebranded FPG Title near the end of the third quarter of 2024, increases are related to this acquisition generating revenues, cost of revenues and general and administrative expenses for the first time for the nine months ended September 30, 2025.

Selling, General and Administrative Expense

Three Months Ending September 30

	Three Months Ended September 30,		Change
	2025	2024	$	%
Sales and Marketing	$157,412	$246,369	$(88,957)	-36%
Payroll and benefits	1,850,887	1,160,580	690,307	59%
Rent and other	521,223	287,900	233,324	81%
Professional fees	828,284	452,827	375,457	83%
Office	61,720	127,165	(65,445)	-51%
Technology	281,001	103,167	177,834	172%
Insurance, training and other	149,635	138,323	11,311	8%
Public company costs	357,482	192,130	165,352	86%
Amortization and deprecation	167,687	285,524	(117,837)	-41%
Total SG&A Expenses	$4,375,331	$2,993,985	$1,381,346	46%

NM: Not Meaningful

Selling, general and administrative costs increased by approximately $1.38 million, or 46%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Of this $375 thousand is related to professional service, and $690 thousand is related to payroll and benefits which were added to support the acquisitions, administrative, sales and marketing activities in addition public company cost increased by $165 thousand related to financing activities and other compliance matters.

Nine months Ending September 30

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Sales and Marketing	$1,326,859	$691,704	$635,155	92%
Payroll and benefits	4,868,404	3,075,137	1,793,267	58%
Rent and other	1,285,851	773,087	512,765	66%
Professional fees	2,478,705	1,162,346	1,316,359	113%
Office	242,403	299,022	(56,619)	-19%
Technology	558,780	271,431	287,349	106%
Insurance, training and other	448,421	439,102	9,319	2%
Public company costs	678,237	1,063,635	(385,398)	-36%
Amortization and deprecation	585,699	725,867	(140,168)	-19%
Total SG&A Expenses	$12,473,359	$8,501,331	$3,972,028	47%

NM: Not Meaningful

Selling, general and administrative costs increased by approximately $4.0 million, or 47%, in the nine months September 30, 2025 as compared to the nine months ended September 30, 2024. Of this $1.3 million is related to professional service, and $1.8 million is related to payroll and benefits which were added to support the acquisitions, administrative, sales and marketing activities.

Stock-based compensation

We incurred stock-based compensation of approximately $2.3 million and $4.8 million in the three and nine months ended September 30, 2025, respectively, primarily due to option and other grants to our CEO pursuant to the terms of his employment agreement ($2.2 million) and consultant shares granted for various advisory and marketing functions ($1.5 million) and other grants to our agents and employees in the form of restricted stock units.

We incurred stock-based compensation of approximately $390 thousand and $4.1 million in the three and nine months ended September 30, 2024, respectively, due to option grants to our CEO pursuant to the terms of his employment agreement $2.1 million), other employees ($1.0 million), and investors and consultants who provided various services to the company ($1.0 million).

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2025, decreased approximately $91 thousand compared to other income (expense), net, for the three months ended September 30, 2024. The decrease in expense in 2025 was primarily due the 2024 loss of $722 thousand offset by the 2024 fair value adjustments for derivatives and warrants.

Other expense, net for the nine months ended September 30, 2025, increased approximately $9.5 million compared to other expense, net, for the nine months ended September 30, 2024. The increase in expense in 2025 was primarily due to the loss on issuance of senior secured convertible note for $128.8 million, offset by gain on extinguishment of incremental warrants $82.3 million, gain of $31.8 million on the change in fair value of convertible note and warrants and a $4.6 million gain on extinguishment of debt.

Liquidity and Capital Resources

On September 30, 2025, the Company had a cash balance of $4.0 million and working capital of $1.2 million.

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

In addition to the debt pay downs during the nine months ended September 30, 2025, the Company eliminated all warrants tied to the investor senior secured promissory notes outstanding as of December 31,2024. Two of the three warrants were exercised on a cashless basis, with the third warrant being bought back by the Company in the amount of $379,083, fully eliminating these unfavorable ratchet warrants.

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

Summary of Cash Flows

	Nine Months Ended September 30,
	2025	2024
Net Cash Used in Operating Activities	$(6,232,547)	$(1,341,369)
Net Cash Provided by Investing Activities	$-	$71,718
Net Cash Provided by Financing Activities	$9,087,302	$2,144,066

Cash Flows from Operating Activities

During the nine months ended September 30, 2025, operating activities consumed $6.2 million of our cash on hand, which was primarily attributable to the net loss of $6.6 million, excluding stock-based compensation, gains and losses on issuance of senior secured convertible notes and warrants, fair market value adjustments, amortization, depreciation and other changes, changes in operating assets and liabilities provided $382 thousand, mostly due to an increase in accounts payable and accrued expenses and an decrease in operating lease liabilities.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2025 there were no activities that consumed cash.

During the nine months ended September 30, 2024, we completed seven acquisitions with capital stock and three of the seven with additional cash payments totaling $240 thousand. Each of the seven acquisitions had an aggregate amount of $265 thousand of cash.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, we received net cash provided by financing activities of $9.1 million, which included net proceeds from our S-3 of $7.5 million and from our debt issuance in February 2025 of $3.4 million, offset by $1.8 million in payments to notes payable, post-acquisition consideration, and advances on future receipts.

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

As of September 30, 2025, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are ineffective, as we are a newly publicly traded company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls.

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

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. To the extent reasonably possible given our limited resources, we intend to take measures to cure the weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures. As such, we consider these material weaknesses to not be remediated as of September 30, 2025.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000. On April 11, 2023, Company filed a motion to dismiss. Original mediation was scheduled for August 25, 2025 with a second mediation set for December 1, 2025. There have been no other changes as the attorneys work on discovery and negotiations with the plaintiff’s counsel. The Company denies the merits of the claims and intends on vigorously defending the litigation.

As previously disclosed, on January 3, 2024, Ms. Sarah Palmer filed a putative national class action complaint against La Rosa Realty, LLC in the United States District Court, Middle District of Florida, Orlando Division. Ms. Palmer alleges that she received two (2) brief pre-recorded calls one week apart to her cell phone from La Rosa Realty, LLC presenting her an employment opportunity as a real estate agent. Ms. Palmer seeks an undisclosed amount of monetary damages from La Rosa Realty, LLC for the alleged would-be injurious, isolated and opportunistic employment gestures to her through a purported nationwide class action. Ms. Palmer claims that the defendant violated her privacy, annoyed and harassed her, constituted a nuisance, and occupied her telephone line. On March 12, 2024, La Rosa Realty, LLC filed a motion to dismiss the case with prejudice. The action settled at mediation and was dismissed on May 20, 2025 without prejudice pending completion of the settlement terms.

As previously disclosed, on March 5, 2025, Joshua Epstein filed an action in Osceola County, Florida Circuit Court alleging claims for Breach of Contract, Promissory Estoppel, Conversion, Unjust Enrichment, Breach of Good Faith and Fair Dealings, Fraud in the Inducement, and to recover alleged unpaid compensation from the defendant, La Rosa Holdings Corp. Original partial mediation occurred on September 5, 2025, then was reset for December 2, 2025. The Company denies the merits of the claims and intends on vigorously defending the litigation.

As previously disclosed, on June 5, 2025, an employee, who served as our Senior Human Resources and Payroll Specialist from July 10, 2024 to August 19, 2024, filed a civil lawsuit against the Company in the Circuit Court of Osceola County, Florida. The employee is seeking a jury trial claiming $50,000 in damages and that the Company terminated her employment in violation of SS 448.102(3). On July 9, 2025, the Company responded to the complaint with its Answer and Affirmative Defenses, effectively denying all of the plaintiff’s claims. The case remains pending.

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

ITEM 1A. RISK FACTORS.

Certain shares previously issued and sold under our Third Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan may have been sold in violation of federal and state securities laws and may be subject to rescission rights and other penalties, requiring us to repurchase shares sold thereunder.

During the period from December 31, 2024 to September 30, 2025, the Company mistakenly issued an aggregate of 3,068 shares (as adjusted for the reverse stock split effected on July 7, 2025) of restricted common stock to its contractors pursuant to Third Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan (a part of the La Rosa Holdings Corp. 2022 Equity Incentive Plan, as amended), as free trading shares (the “Sales”). At the time of issuance of such securities, the Company mistakenly relied on the Registration Statement on Form S-8 (File No. 333-275118) filed by the Company with the SEC and declared effective upon such filing on October 20, 2023, while the shares issued in such Sales were not registered pursuant to such registration statement.

Because the registration statement did not cover the Sales, the Sales could be determined to be unregistered sales of securities and, in accordance with Section 5 of the Securities Act, direct purchasers in the Sales may have rescission rights pursuant to which they may be entitled to recover the amount paid for such shares, plus statutory interest, upon returning the shares to us within one year from the transaction date. In addition, we could be subject to enforcement actions or penalties and fines by federal and/or state regulatory authorities. We cannot predict the likelihood of any claims or actions being brought against us or the amount of any penalties or fines in connection with the Sales.

Except as disclosed above in this Section “Item 1A. Risk Factors,” there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC, in the third quarter of 2025 the Company issued the following securities which were not registered under the Securities Act.

During the period from December 31, 2024 to September 30, 2025, the Company issued an aggregate of 3,068 shares of unregistered common stock to contractors pursuant to Third Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan, including 1,088 shares of unregistered common stock issued in the third quarter of 2025.

In the quarter ended September 30, 2025, the Company issued 644 unregistered shares of common stock to consultants pursuant to their respective consulting agreements with the Company.

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

(b) Not applicable.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:
2.1	Reorganization Agreement And Plan of Share Exchange dated July 22, 2021 by and among La Rosa Holdings Corp., La Rosa Coaching, LLC, La Rosa CRE, LLC, La Rosa Franchising, LLC, La Rosa Property Management, LLC, and La Rosa Realty, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

3.1	Amended and Restated Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

3.2	Certificate of Amendment to Articles of Incorporation for 3.5 for 1 reverse stock split (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).

3.3	Certificate of Correction of Certificate of Amendment to Articles of Incorporation for 10 for 1 reverse stock split (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).

3.4	Certificate Of Designations, Preferences And Rights Of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).

3.5	Certificate of Amendment to Articles of Incorporation for 2 for 1 forward stock split (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).

3.6	Certificate of Amendment to Articles of Incorporation on increase of authorized stock (incorporated by reference to Exhibit 3.8 of the Company’s Registration Statement on Form S-1 (File No. 284962) filed with the SEC as of June 27, 2025).

3.7	Certificate of Designation of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2025)

3.8	Certificate of Amendment to Amended and Restated Articles of Incorporation of La Rosa Holdings Corp., filed on July 2, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 8, 2025).

3.9	Certificate of Correction of the Company filed on July 14, 2025 to the Certificate of Designation of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025).

3.10	Form of Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company (Series X Preferred Stock Redemption) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

3.11	Form of Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company (Reverse Stock Split Amendment) (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

3.12	Bylaws of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

4.1	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

4.2	Form of Incremental Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

4.3	Form of the Waiver, dated April 23, 2025, to the Senior Secured Convertible Note, issued on February 4, 2025(incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 25, 2025)

4.4	Form of Amendment No. 1, dated June 26, 2025, to the Senior Secured Convertible Note, dated February 4, 2025. (incorporated by reference to Exhibit 4.18 of the Company’s Registration Statement on Form S-1 (File No. 284962) filed with the SEC as of June 27, 2025).

4.5	Form of Amendment No. 1, dated June 26, 2025, to the Senior Secured Convertible Note, dated February 4, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 2, 2025).

4.6	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.2	Form of Security and Pledge Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.3	Form of Intellectual Property Security Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.5	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.6	Form of Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.7	Form of Lock-Up Agreement of a certain investor (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.8#	Form of Lock-Up Agreement of the Chief Executive Officer of the Company (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.9#	Amendment No. 4, dated February 3, 2025, to the Amended and Restated Employment Agreement dated April 29, 2022, as amended (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)

10.10	Third Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan. (incorporated by reference to Exhibit 10.158 of the Company’s Annual Report on Form 10-K filed with the SEC as of April 15, 2025)

10.11	Sales Agreement, dated November 22, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC as of November 22, 2024

10.12	Form of LR Agent Advance Commission Purchase Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed with the SEC as of May 29, 2025)

10.13	Form of the Waiver Agreement, dated May 23, 2025 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed with the SEC as of May 29, 2025)

10.14	Form of Amendment and Exchange Agreement between the Company and the Investor, dated June 18, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2025)

10.15	Form of Voting Agreement between the Company and Joseph La Rosa, dated June 18, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2025)

10.16	Second Amended and Restated La Rosa Holdings Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.194 of the Registration Statement on Form S-1 (No. 333-289503) filed with the SEC on August 11, 2025)

10.17	Form of Amendment No. 1, dated July 14, 2025, to the Amendment and Exchange Agreement, dated June 18, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2025).

10.18	Form of Exchange Agreement between the Company and the holder, signed on July 14, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2025).

10.19	Form of Exchange Agreement between the Company and Joseph La Rosa, signed on July 17, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2025).

10.20	Form of Equity Purchase Facility Agreement, dated as of August 4, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).

10.21	Form of Registration Rights Agreement, dated as of August 4, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025)

10.22	Amended and Restated Equity Purchase Facility Agreement, dated as of September 18, 2025 (incorporated by reference to Exhibit 10.200 of the Company’s Registration Statement on Form S-1 (No. 333-290510) filed with the SEC on September 30, 2025)

10.23	Amended and Restated Registration Rights Agreement, dated as of September 18, 2025 (incorporated by reference to Exhibit 10.201 of the Company’s Registration Statement on Form S-1 (No. 333-290510) filed with the SEC on September 30, 2025)

10.24	Securities Purchase Agreement, dated as of November 12, 2025, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

10.25	Registration Rights Agreement, dated as of November 12, 2025, by and among the Company and the Investors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

10.26	Form of Security and Pledge Agreement by and between the Company and the Investors (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

10.27	Form of Account Control Agreement by and between the Company and the Investors (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

10.28	Form of Token Right (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

10.29	Form of Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

10.30	Redemption Agreement, dated as of November 12, 2025, between the Company and Joseph La Rosa (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

10.31	Amended and Restated Employment Agreement, dated as of November 12, 2025, between the Company and Joseph La Rosa (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

10.32	Consulting Agreement by and between the Company and Nick. Adler, dated as of November 12, 2025 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

10.33*	Office Service Agreement, dated June 30, 2025, between Celebration Corporate Center, LLC and the Company

10.34*	Commercial Lease Agreement, dated August 29, 2025, between Homespot, Inc., and BF Prime LLC

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

#	Management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA ROSA HOLDINGS CORP.

Date: November 19, 2025	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Founder, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Interim Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)