Form 10-K
period 2025-12-31
La Rosa Holdings Corp.
filed 2026-06-04
CIK 1879403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2025 (the last business day of the Registrant’s most recently completed second quarter) was approximately $7,610,490, which is based on a closing price of $1,044.00 per share of common stock on such date (as adjusted for 1-for-80 reverse stock split effected on July 7, 2025, 1-for-10 reverse stock splits effected on January 26, 2026 and April 20, 2026).

As of June 3, 2026, the Registrant had 1,616,081 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Unless noted otherwise, all share and the price per share information for all periods presented in this Annual Report on Form 10-K have been retroactively adjusted for the reverse stock split of our issued and outstanding common stock, $0.0001 par value per share (the “Common Stock”) at a ratio of 1-for-80, which became effective as of July 7, 2025, and for the reverse stock splits of our issued and outstanding Common Stock at a ratio of 1-for-10, which became effective as of January 26, 2026 and on April 20, 2026.

i

EXPLANATORY NOTE

We are filing this comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2025 and 2024 (“Comprehensive Form 10-K”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended December 31, 2025, as well as restatements of the following previously filed financial statements: (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2024, originally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”), (ii) unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2024 through September 30, 2024, originally included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024 (collectively, the “2024 Form 10-Qs”) and (iii) unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2025 through September 30, 2025, originally included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025 (collectively, the “2025 Form 10-Qs”) and together with the 2024 Form 10-Qs and the 2024 10-K, the “Prior Financial Statements”.

Restatement Background

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2026 and amended in our Current Report on Form 8-K/A filed with the SEC on May 1, 2026, in connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2025, the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board” or the “Board of Directors”), concluded that corrections are required to revenues and cost of revenue recognition in the Prior Financial Statements, and such financial statements should be restated accordingly.

During the preparation of the 2025 consolidated financial statements, the Company identified that certain property management fee revenue, inclusive of tenant rent revenues, were incorrectly recorded on a gross basis for the year ended December 31, 2024. Upon review of the underlying contractual arrangements and evaluation under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company concluded that La Rosa Property Management, LLC (“LRPM”) acted as an agent rather than as a principal for these arrangements. Accordingly, revenue should be presented on a net basis reflecting only the fee retained by LRPM. Originally reported gross property management fee revenue of $11.1 million was adjusted to approximately $349 thousand for the year ended December 31, 2024, with a corresponding reduction to cost of sales. The adjustment had no impact on gross profit, operating income, net income, equity, or cash flows, but significantly impacted the presentation of top-line revenue.

Restatement Overview

Other sections impacted by the restatement of the Prior Financial Statements are:

●	Part I, Item 1A. Risk Factors

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8. Financial Statements and Supplementary Data

●	Part II, Item 9A. Controls and Procedures

We have not filed, and do not intend to file, amendments to the previously filed 2025 Form 10-Qs, or 2024 Form 10-Qs, nor the previously filed 2024 10-K. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Comprehensive Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

Refer to Note 2 – Restatement of Previously Issued Consolidated Financial Statements and Note 3 – Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements in the accompanying consolidated financial statements included in Part II, Item 8 for additional information.

Internal Control Considerations

In connection with the adjustment to Prior Financial Statements, the Company has evaluated its disclosure controls and procedures and internal control over financial reporting as of December 31, 2025. As a result of that assessment, management has concluded that a material weakness existed as of December 31, 2025 as follows:

The Company did not maintain effective controls over the revenue recognition of certain property management fees. Upon review of the underlying contractual arrangements and evaluation under ASC 606, Revenue from Contracts with Customers, the Company concluded that it acted as an agent rather than as a principal for these arrangements. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2024, as well as its unaudited condensed consolidated financial statements for each quarterly and year-to-date period included in its Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025, June 30, 2025 and September 30, 2025.

For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A.

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Comprehensive Form 10-K, in particular, Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; timing and the likelihood of success of various activities; anticipated problems and our plans for future operations; projected costs, prospects, plans, and objectives of our management; and the economy in general or the future of the industry in which we operate, all of which were subject to various risks and uncertainties.

When used in this Comprehensive Form 10-K and other reports, statements, and information we have filed with the SEC, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “aims,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Comprehensive Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are only predictions. All forward-looking statements included in this Comprehensive Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and other factors.

This Comprehensive Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and particular markets, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, any one of which could materially adversely affect our results of operations, financial condition or business. The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Comprehensive Form 10-K. We believe that the risks described in the “Risk Factors” section are material to our stockholders and investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Comprehensive Form 10-K.

Risks Related to Our Business and Operations

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	We have a limited operating history with financial results that may not be indicative of future performance, and our revenue growth rate is likely to slow down as our business matures and may slow down due to the recent antitrust litigation.

●	Impairment of goodwill and intangible assets may adversely impact future results of operations.

●	If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

●	The residential real estate market is cyclical, and we can be negatively impacted by downturns in this market and by general economic conditions.

●	The lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms has had a material adverse effect on our financial performance and results of operations.

●	The housing market is currently in flux with higher mortgage interest rates and generally increasing home prices which makes it difficult to predict future market trends. Any decrease in home sales in the future will have an adverse effect on our financial performance and results of operations.

●	We may fail to successfully execute our strategies to grow our business, including increasing our agent count, expanding the number of our franchisees and agents, or we may fail to manage our growth effectively, which could have a material adverse effect on our brand, our financial performance and results of operations.

●	We might not be able to attract and retain additional qualified agents and other personnel.

●	A significant adoption by consumers of alternatives to full-service agents or loan originators could have a material adverse effect on our business, prospects and results of operations.

●	Our financial results are affected directly by the operating results of franchisees and agents, over whom we do not have direct control.

●	We are dependent upon the truthfulness of our franchisees to provide accurate reports and accounting to us.

●	Failing to develop and maintain a positive relationship with our franchisees, agents and loan originators could compromise our ability to maintain or expand or franchisee network.

●	Our franchise model can be subject to particular litigation risks.

●	We depend substantially on our Founder, Joseph La Rosa, and the loss of any our senior management or other key employees or the inability to hire additional qualified personnel could adversely affect our operations, our brand and our financial performance.

●	Concentration of ownership of our voting stock by Mr. La Rosa will prevent new investors from influencing significant corporate decisions.

●	Mr. La Rosa will control all matters that come before the stockholders for a vote and thus we are a “controlled company” within the meaning of the Nasdaq listing requirements and, as a result, the Company will qualify for exemptions from certain corporate governance requirements. If we take advantage of such exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

●	We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

●	Adverse outcomes in litigation and regulatory actions against the NAR (as defined below), other real estate brokerage companies and agents in our industry could adversely impact our financial results.

●	If we attempt to, or acquire other complementary businesses, we will face certain risks inherent with such activities.

Risks Related to Cryptocurrencies and Digital Assets

●	The continuing development and acceptance of digital assets and distributed ledger technology are subject to a variety of risks.

●	Digital assets represent a new and rapidly evolving industry, and the market price of our Common Stock may in the future be impacted by the acceptance of stablecoins and other digital assets.

●	Due to a lack of familiarity and some negative publicity associated with digital asset trading platforms, existing and potential customers, counterparties and regulators may lose confidence in digital asset trading platforms.

●	The foreign and U.S. tax treatment of transactions in digital assets is unclear.

●	Blockchain networks, digital assets and the digital asset trading platforms on which these assets are traded are dependent on internet and other blockchain infrastructure, which are susceptible to system failures, security risks and rapid technological change.

●	If we hold digital assets through custodial arrangements or otherwise rely on private keys in the future, the loss, theft, destruction, or compromise of such private keys could result in the loss of digital assets and other adverse consequences.

Risks Associated with Our Capital Stock

●	Our failure to maintain our compliance with Nasdaq’s continued listing standards or other requirements could result in our Common Stock being delisted from Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our Common Stock and decrease or eliminate your investment.

●	The market price for our Common Stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and minimal profits, which could lead to wide fluctuations in our share price.

●	If our securities become subject to the penny stock rules, it would become more difficult to trade our shares.

●	We may have violated Section 13(k) of the Exchange Act (implementing Section 402 of the Sarbanes-Oxley Act of 2002) and may be subject to sanctions as a result.

●	Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Risks Relating to the Restatement of the Prior Financial Statements

●	We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on us.

●	The restatement of the Prior Financial Statements may lead to future stockholder litigation.

●	If we continue to fail to maintain an effective system of disclosure controls and fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

General Risks

●	If we fail to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us, our reputation and business could be significantly harmed.

●	Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.

●	Anti-takeover provisions in our amended and restated articles of incorporation and bylaws, as well as provisions in Nevada law, might discourage, delay or prevent a change of control of our Company or changes in our management and, therefore, depress the trading price of our securities.

We discuss these and other risks and uncertainties in the Part I, Item 1A “Risk Factors” of this Comprehensive Form 10-K.

v

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

In addition to providing person-to-person residential and commercial real estate brokerage services to the public, we cross-sell ancillary technology-based products and services primarily to our sales agents and the sales agents associated with our franchisees. Our business is organized based on the services we provide internally to our agents and to the public, which are residential and commercial real estate brokerage, franchising, real estate brokerage education and coaching, property management, and title services. Our real estate brokerage business operates primarily under the trade name La Rosa Realty. We have 23 La Rosa Realty corporate real estate brokerage offices and branches located in Florida, California, Texas, Georgia, and Puerto Rico. The Company also has 5 La Rosa Realty franchised real estate brokerage offices and branches and 3 affiliated real estate brokerage offices, that pay us fees in 7 states in the United States and Puerto Rico.  We also have LR Realty Spain, which is a full-service brokerage office located primarily in Malaga, Spain. Additionally, the Company has a full-service escrow settlement and title company in Florida, and a company offering a commission advancement program exclusively for La Rosa agents.

Our real estate brokerage offices, both corporate and franchised, are staffed with 2,842 licensed real estate brokers and sales associates as of May 31, 2026.

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

Our business stands on three pillars: Family, Passion, and Growth. We believe that our support and philosophy have attracted and will continue to attract and retain the highest producing realtors in our local markets. We believe that our focus on the interaction between our human agents and their clients is a strong weapon against internet-only commodity websites and the low touch discount brokerages. Our agent count continues to grow organically and through acquisition. We attribute our organic growth to the positive culture created in our Company and the competitive plans that we offer our agents. By creating a custom solution and a unique experience, we believe that our agents are able to guide their clients seamlessly through what may be their most expensive lifetime purchase.

In addition, a significant driver of our past growth was, and, we believe, of our future growth is our ability to create revenue by referring or requiring that our agents and our franchisee agents use the different business services that we provide. For example, all agents new to our Company are required to have a “coach” and to attend multi-day training sessions to learn the Company’s philosophy, technology and business practices. Concurrently, the agent works with their coach in obtaining listings, working with consumers and closing transactions. All of these activities are run through our La Rosa Coaching, LLC subsidiary that teaches advanced techniques for team building, personal growth and business development, which we believe will enhance our revenue at a nominal increase in cost to us. In addition, unlike other residential real estate brokerages, we encourage our sales agents to pursue commercial real estate transactions and require them to utilize the services of our commercial real estate company. We anticipate acquiring other complementary businesses, such as, for example, insurance agencies and a mortgage brokerage, in the future to enhance our gross revenues and profit margins.

On October 12, 2023, we consummated our initial public offering (the “IPO”). Since then, we acquired majority ownership of the following franchisees of the Company: Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.), Horeb Kissimmee Realty, LLC, La Rosa Realty Georgia LLC, La Rosa Realty California, and La Rosa Realty Success LLC and 100% ownership of the following franchisees of the Company: La Rosa Realty Orlando, LLC, La Rosa Realty Premier, LLC, La Rosa CW Properties, LLC, La Rosa Realty North Florida LLC, La Rosa Realty Winter Garden LLC, BF Prime LLC, FPG Title Group, LLC (formerly, Nona Title Agency LLC), La Rosa Realty Lakeland LLC (DBA La Rosa Realty Prestige), La Rosa Realty Beaches LLC, and Baxpi Holdings LLC. In December 2023, we also formed our majority owned subsidiary La Rosa Realty Texas LLC. In December 2024, we opened our first office and wholly owned subsidiary in North Carolina, La Rosa Realty NC LLC. In January 2025, we formed LR Luxury, LLC, engaged mostly in the residential real estate brokerage business. In April 2025, we formed LR Agent Advance, LLC, offering a commission advancement program exclusively for La Rosa agents. In March 2025, we also formed LR Realty Spain, S.L., our wholly owned subsidiary in Spain.

During the fiscal year ended December 31, 2025, in an effort to simplify our corporate structure, we dissolved Baxpi Holdings LLC, which was non-operational, La Rosa Realty NC LLC, which was not profitable, and La Rosa Realty Success LLC, agents of which were moved to La Rosa CW Properties LLC. In February 2026, we also sold our majority interests in Horeb Kissimmee Realty, LLC to the minority member of that entity.

The following are selected developments in our business since the beginning of the fiscal year ended December 31, 2025:

-	In July 2025, we entered into a strategic agreement with The Agency Dominican Republic (“TADR”), securing rights for its agents to act as co-brokers to market and sell units of the IBIS Romana Bayahibe (“IBIS”) project in Dominican Republic, and exclusive rights for any sales of IBIS in Puerto Rico. Located in Bayahibe, La Romana, Dominican Republic, IBIS is a luxury residential and resort-style real estate development company. As part of the agreement, we will participate in sales of IBIS in Dominican Republic and serve as the exclusive sales agent for any sales of IBIS in Puerto Rico. In connection with this agreement, we intend to provide targeted sales strategies to a high-potential Latin American and Caribbean buyer base.

-	In July 2025, the Company announced the launch of My Agent Account (“MAA”) Version 4.0, a major enhancement to the Company’s proprietary agent platform. The new version features a fully integrated Transaction Management module that is intended to deliver significant cost savings to the Company by reducing manual processes and eliminating reliance on third-party systems. MAA was designed to empower agents with a comprehensive suite of tools and resources. Serving as a centralized hub, it enables agents by streamlining daily operations, consolidating essential business tools, and reducing administrative workload. With the introduction of the new transaction module, the Company has significantly improved the platform’s ability to manage workflows. All La Rosa agents pay an annual subscription fee to have access to MAA.

-	In the last quarter of 2025, we also initiated a strategic repositioning toward expansion into the AI ecosystem, through strategic acquisitions, partnerships, and development of next-generation data center infrastructure for AI computing. The management of the Company is currently evaluating strategic opportunities and transactions aligned with its AI data center strategy.

We intend to continue growing our business organically and through acquisition. It is management’s intention to consider additional acquisition and/or merger targets through the remainder of 2026. We cannot guarantee that the Company will actually enter into any binding agreements with any of those targets. If we do, we cannot assure you that the terms of such transactions will be substantially the same or better for the Company than those of completed acquisitions.

Recent Events and Financings

ATM Offering

On November 22, 2024, the Company entered into a sales agreement (“ATM Agreement”) with A.G.P./Alliance Global Partners, as sales agent (“AGP”), relating to the sale of Common Stock. During the year ended December 31, 2025, the Company issued an aggregate of 3,871 shares of Common Stock pursuant to such ATM Agreement for net proceeds of $7,496,361. The Company paid the sales agent compensation with respect to sale of such shares in the amount of $284,031.

Increase of the Authorized Stock

On February 4, 2025, the Board of Directors, and the stockholders holding a majority of the voting power of the Company, approved the Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of the Company’s authorized shares of Common Stock to 2,000,000,000 shares of Common Stock. Such an increase became effective on June 2, 2025.

February 2025 Financing and June 2025 Exchange Agreement

On February 4, 2025, the Company entered into a securities purchase agreement with an institutional investor (“2025 Investor”) pursuant to which it issued and sold to the 2025 Investor: (i) a Senior Secured Convertible Note in the original principal amount of $5,500,000 which matures on the two-year anniversary of the Closing Date (the “Initial Note”); and (ii) sixteen (16) warrants (the “Incremental Warrants”), each to purchase additional Notes in an original principal amount up to $2,500,000 at an exercise price of $2,256,250, in substantially the same form as the Initial Note (Incremental Notes and together with the Initial Note, the “Notes”). The Company received gross proceeds of $4,963,750 in this financing and used them to pay-off certain indebtedness, pay certain outstanding fees and expenses, and general corporate purposes.

On June 18, 2025, with the prior approval by the Company’s Board of Directors, the Company and the 2025 Investor entered into, and closed the transactions contemplated by, that certain Amendment and Exchange Agreement (the “Exchange Agreement”) pursuant to which (among other things) the 2025 Investor surrendered and exchanged all of its Incremental Warrants in exchange for 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”). On the same date, the Company filed respective Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada. On June 26, 2025, the Company and 2025 Investor signed Amendment No. 1 to the Initial Note to correct an administrative error in the definition of maturity date and alternate conversion price in the Initial Note. The 2025 Investor fully converted the Initial Note and the Company issued the 2025 Investor an aggregate of 8,965 shares of Common Stock upon such conversion, including 8,215 shares in 2025 and 750 shares in the first quarter of 2026.

Stock Repurchase Program

On April 23, 2025, the Board approved a new Share Repurchase Program, authorizing the Company to purchase up to an aggregate of $500,000 of the Company’s outstanding shares of Common Stock in the open market. The Company did not use this program, and it expired on December 31, 2025.

Change of Auditor

On November 1, 2024, CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of Marcum. On April 29, 2025, the Company was notified by Marcum LLP (“Marcum”) that Marcum resigned as the Company’s independent registered accounting firm effective immediately, and the Company, with the approval of the Audit Committee accepted such resignation and engaged CBIZ CPAs to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025 to be effective immediately.

July 2025 Reverse Stock Split

On July 2, 2025, the Company effected a 1-for-80 reverse stock split of the Common Stock, issued and outstanding, effective as of 12:01 a.m. (New York time) on July 7, 2025 (“July 2025 Reverse Stock Split”). As a result of the 2025 Reverse Stock Split, every eighty (80) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock.

Second Amended and Restated 2022 La Rosa Holdings Corp. Equity Incentive Plan and Amendment thereto

On July 9, 2025, the Compensation Committee of our Board (the “Compensation Committee”), our Board of Directors, and the stockholders holding a majority of the voting power of the Company (by written consent in lieu of a stockholders’ meeting) approved the Second Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (as amended, the “2022 Plan”), pursuant to which: (i) the total number of shares of Common Stock subject to the plan was revised from 1,563 shares to 3,750 shares to ensure sufficient shares are available for future grants, and (ii) the term “Consultant” was clarified. The plan became effective upon effectiveness of its stockholders’ approval on August 11, 2025.

On December 11, 2025, the stockholders of the Company holding a majority of the voting power approved an Amendment No. 1 to the 2022 Plan at the annual meeting of stockholders of the Company, pursuant to which the terms of the annual automatic share reserve increase of the 2022 Plan were changed.

Equity Purchase Facility Agreement

On August 4, 2025, the Company entered into the Equity Purchase Facility Agreement with an institutional investor (“Facility Investor”), pursuant to which the Facility Investor committed to purchase, subject to certain conditions and limitations, up to $150 million (the “Commitment Amount”) in newly issued shares of the Common Stock (the “Facility”). On September 18, 2025, the Company and the Facility Investor entered into the Amended Facility Agreement, pursuant to which the parties agreed to increase the Commitment Amount under the Facility from $150 million to $1.0 billion in shares of Common Stock. During 2025 fiscal year, the Company received $111,902 in net proceeds from the sale of an aggregate of 501 shares of Common Stock pursuant to the Facility.

Departure and Appointment of the Board Members

On December 29, 2025, Siamack Alavi resigned from the Board, and upon recommendation of the Nominating and Corporate Governance Committee of the Board (“Nominating Committee”), the Board appointed Mr. Nicholas Adler as a member of the Board, effective December 29, 2025. The Board also appointed Mr. Adler to serve as the Chairman of the Board, the Chairman of the Compensation Committee and as a member of Board’s Audit Committee and Nominating Committee.

On February 5, 2026, Michael La Rosa resigned from the Board, and upon recommendation of the Nominating Committee, on February 10, 2026, the Board appointed Mr. Jaime Cosculluela as a member of the Board.

Convertible Note Facility, Redemption Agreement, and Series X Amendment to the Articles of Incorporation

On November 12, 2025, the Company and the certain institutional investors (“Investors”) entered into the Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company agreed to, among other things, issue and sell, and the Investors agreed to purchase, in multiple closings, a new series of senior secured convertible notes of the Company in an aggregate original principal amount of up to $250,000,000, subject to the satisfaction or waiver of certain closing conditions. Pursuant to the Purchase Agreement, on November 12, 2025, the Company issued a Token Right (the “Token Right”) to certain Investors, pursuant to which upon exercise of the Token Right and for no further consideration the holder will be entitled to receive an aggregate number of Right Tokens (as defined therein) equal to the sum of (i) fifty percent (50%) of any and all Tokens (as defined in the Token Right) purchased by the Company using the net proceeds of each closing of the Purchase Agreement and (ii) twenty-five percent (25%) of any and all Tokens purchased by the Company using the net proceeds of any Other Financing (as defined therein).

In connection with the Purchase Agreement, on November 12, 2025, the Company and Mr. La Rosa entered into a redemption agreement (“Redemption Agreement”), pursuant to which, on the initial closing date of the Purchase Agreement, the Company agreed to redeem and immediately cancel and return to the status of “blank check” preferred stock of the Company, certain number of Mr. La Rosa’s shares of Series X Super Voting Preferred Stock (“Series X Preferred Stock”) such that, immediately after such redemption, he will own shares of Series X Preferred Stock representing not less than 80% of the total voting power of the Company for a redemption price of $2,000,000 payable upon such redemption, and $500,000 contingently payable upon the satisfaction of certain conditions. Mr. La Rosa’s remaining shares of Series X Preferred Stock will be redeemable by the Company at a subsequent time determined by the Board or otherwise as set forth in the Redemption Agreement for no additional consideration. These redemptions of the Series X Preferred Stock were conditioned upon stockholders’ approval and effectiveness of the Certificate of Amendment to the Articles of Incorporation (the “Series X Certificate of Amendment”) to provide that the shares of the Series X Preferred Stock may be redeemed from time to time and at any time in whole or in part upon such terms and conditions as may be approved by the Board and agreed to by the holder(s) thereof. Upon effectiveness of respective stockholders’ approval on December 25, 2025, such Series X Certificate of Amendment was effective as of December 26, 2025.

On January 8, 2026, the Company consummated the initial closing (the “Initial Closing”) under the Purchase Agreement, pursuant to which it issued the Investors a senior secured convertible note in the principal amount of $11,000,000 (the “Initial Note”), together with a previously issued Token Right, for an aggregate purchase price of $9,900,000. The Initial Note is convertible into shares of Common Stock, at an initial conversion price equal to $8.347, subject to adjustment as provided in the Initial Note, provided that in no event may the conversion price be less than the floor price of $7.78, which will be lowered pursuant to the terms of the Initial Note for the Initial Note and all other notes (together, the “Notes”) upon the effectiveness of the stockholders’ approval of such reduction (the “Floor Price”). The Initial Note bears interest at a rate of ten percent (10%) per annum that is payable monthly in arrears commencing on February 1, 2026, matures twenty-four (24) months from the date of issuance and contains customary covenants and events of default (upon which the interest rate will increase to a rate of nineteen percent (19%) per annum) as described in the Initial Note.

In connection with the Initial Closing on January 8, 2026, as contemplated under the Purchase Agreement: (i) the Company and each of its subsidiaries (each, a “Grantor”), and a collateral agent (the “Collateral Agent”) for the benefit of the holders of Obligations (as defined in the Security Agreement), entered into a Security and Pledge Agreement (the “Security Agreement”) with respect to the Notes, pursuant to which each Grantor granted the Collateral Agent, for the benefit of the Secured Parties (as defined in the Security Agreement), a security interest in such Grantor’s right, title and interest in and to all or substantially all of its properties and assets, or in which or to which such Grantor has any rights, whether then owned or thereafter acquired by such Grantor, wherever located, and whether now or hereafter existing or arising (collectively, the “Collateral”); (ii) each subsidiary of the Company also entered into a guarantee agreement (the “Subsidiary Guaranty”) whereby each Subsidiary of the Company guaranteed to the Investors the prompt and full payment and performance of the obligations of the Company and each Subsidiary under the Purchase Agreement and other Transaction Documents; and (iii) the Company and the Collateral Agent entered into an Intellectual Property Security Agreement (“Intellectual Property Security Agreement”), pursuant to which the Company granted to the Collateral Agent a lien and security interest in certain intellectual property of the Company. As a condition to the Initial Closing as provided in the Securities Purchase Agreement on January 5, 2026, the Company and the Collateral Agent also entered into that certain Account Control Agreement.

The Company received $9,635,000 in net proceeds from the Initial Closing, that were used as follows: (i) $7,000,000 of net proceeds to acquire Note Purchased Crypto (as defined in the Notes) as a digital asset for the Company’s balance sheet, (ii) $2,000,000 of the net proceeds to redeem a portion of the outstanding shares of the Series X Preferred Stock pursuant to the Redemption Agreement, (iii) $500,000 of the net proceeds to be kept in a controlled account to fund the redemption of remaining shares of the Series X Preferred Stock in accordance with the terms of the Redemption Agreement, and (iv) any remaining proceeds, for general corporate purposes, working capital, acquisitions and other strategic transactions. Curvature Securities LLC served as placement agent in connection with the offering.

On the Initial Closing, pursuant to the terms of the Redemption Agreement, the Company redeemed 200 shares of the Series X Preferred Stock held by Mr. Joseph La Rosa, and the Company and Mr. La Rosa agreed that the Company will pay Mr. La Rosa a portion of the Fixed Redemption Price (as defined in the Redemption Agreement) equal to $1,700,000 immediately after the Initial Closing and the remaining $300,000 of the Fixed Redemption Price will be paid to Mr. La Rosa at a later date to be agreed by the Company and Mr. La Rosa.

On March 24, 2026, the Company and Investors entered into an Amendment to the Purchase Agreement to provide that the net proceeds to the Company from any further equity line of credit, equity purchase facility, or at-the-market offering shall be allocated as follows: (i) until such time as the Company has paid to its placement agent and financial advisor (together, the “Advisors”) an aggregate of $751,221 in deferred fees, (1) 20% to pay any outstanding deferred fees due to the Advisors, (2) 40% to acquire Note Purchased Crypto (as defined in the Purchase Agreement) as a digital asset for the Company’s balance sheet, and (3) the remaining 40% for general corporate purposes, working capital, acquisitions and other strategic transactions (including, but not limited to, developing next-generation data center infrastructure for AI computing), and (ii) thereafter (1) 50% of the net proceeds shall be used to acquire Note Purchased Crypto as a digital asset for the Company’s balance sheet and (2) the remaining 50% of the net proceeds shall be used for general corporate purposes, working capital, acquisitions and other strategic transactions (including, but not limited to, developing next-generation data center infrastructure for AI computing), including payment of an additional $77,000 in deferred fees to the Advisors due and payable not earlier than December 31, 2026.

In addition, on March 24, 2026, the Company and Investors entered into Amendment No. 1 to the Token Right (the “Token Right Amendment”), under which the Investor will be entitled to receive upon an aggregate number of Right Tokens equal to the sum of (i) fifty percent (50%) of any and all Tokens purchased by the Company on and after the Issuance Date using the net proceeds of each closing under the Purchase Agreement and (ii) fifty- six and one quarter percent (56.25%) of any and all Tokens purchased by the Company on and after the Issuance Date using the net proceeds of any Other Financing (as defined in the Token Right).

The Company entered into the Purchase Agreement and transactions contemplated thereby to secure immediate and committed access to capital at a time when alternative financing sources were either unavailable or significantly more dilutive and restrictive. The facility was intended to provide critical liquidity to support ongoing operations, address going concern considerations, and preserve enterprise value. In addition, the Company sought to strengthen its balance sheet and position itself to deploy capital into strategic initiatives, including investments in stablecoins, A.I. infrastructure, and data center opportunities, which management believes have the potential to enhance long-term shareholder value. Unlike traditional financing, the structure allows the Company to draw capital incrementally, providing flexibility to align funding with operational needs and market conditions. While the transaction includes costs such as potential dilution and derivative liabilities, management determined that these were justified given the significant risk to the business if capital was not secured. The transaction was negotiated at arm’s length and, in management’s view, represents a reasonable and necessary financing solution under the circumstances.

Amended Employment Agreement with the CEO

On November 12, 2025, following the approval of the Board and in connection with the Securities Purchase Agreement, the Company and Mr. La Rosa, entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”), amending and restating that certain Amended and Restated Employment Agreement between the Company and Mr. La Rosa, dated April 29, 2022, as amended, in its entirety. Pursuant to the Amended Employment Agreement, Mr. La Rosa’s compensation structure and severance package were changed as described in the agreement.

Investments in Digital Assets

As described above, on January 8, 2026, we consummated the Initial Closing pursuant to the Purchase Agreement. We agreed to use majority of net proceeds from the closings under the Purchase Agreement and any equity line of credit, equity purchase facility or at-the-market offering to acquire cryptocurrency in the form that the Investors and Company have mutually agreed to in writing as a digital asset for the Company’s balance sheet. We have further agreed with the Investors that we will acquire stablecoins as these digital assets. Since January 1, 2026, we used net $6.7 million from the Initial Closing and $3.6 million from our equity line of credit to acquire stablecoins. As of May 31, 2026, we held $10.3 million primarily in the following types of digital assets: FRXUSD and USDC. Our current strategy is to hold stablecoins to preserve the value of the initial investment. During which time we will perform counterparty due diligence potentially using our digital assets for our strategic efforts towards expansion into AI data centers ecosystem. There can be no assurance as to the timing, size, form, or success of this initiative, and it involves significant risks, evolving regulation, financing dilution, and custody or cybersecurity concerns.

January 2026 Reverse Stock Split

On November 10, 2025, the Company’s stockholders holding a majority of the voting power of the Company by a written consent approved the amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to effect one or more reverse stock splits of the Company’s Common Stock in each case at a ratio in the range of 1-for-5 to 1-for-100, with such ratio to be determined by the Board (“Stockholders Approval”). Such resolution became effective on December 25, 2025, or twenty (20) days after the Company filed with the SEC and mailed to its stockholders respective Information Statement on Schedule 14C on or approximately December 4, 2025. Following such stockholders’ approval, the Company effected a 1-for-10 reverse stock split of the Common Stock, issued and outstanding, effective as of 12:01 a.m. (New York time) on January 26, 2026 (“January 2026 Reverse Stock Split”). As a result of the January 2026 Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock.

Disposition of LR Kissimmee

On February 4, 2026, the Company sold its 51% membership interest (the “Interest”) in Horeb Kissimmee Realty LLC, a Florida limited liability company (“LR Kissimmee”) to LR Kissimmee’s pre-Transaction 49% owner (the “Buyer”) pursuant to a Membership Interest Purchase Agreement (the “Sale Agreement”) by and among the Company, the Buyer and LR Kissimmee. Under the Sale Agreement, the Company will receive from the Buyer aggregate cash consideration for the Interest of $500,000, payable in twelve (12) equal monthly installments of $41,667, commencing February 28, 2026. In addition, the Buyer agreed to pay the Company $61,200, representing the Company’s pro rata share of an outstanding loan previously made by LR Kissimmee to the Buyer, payable in four (4) equal quarterly installments of $15,300 commencing on the same date. As a result of the transaction, the Company has fully withdrawn as a member of LR Kissimmee and has no continuing ownership interest therein. In connection with the Transaction, the Company also entered into a Trademark & Brand Licensing Agreement (the “Licensing Agreement”) with LR Kissimmee, pursuant to which the Company granted to LR Kissimmee a non-exclusive, non-transferable license to use certain trademarks and branding of the Company in connection with LR Kissimmee’s real estate brokerage business. The Licensing Agreement provides for a flat monthly licensing fee payable to the Company of $4,500 and has an initial term of one (1) year.

Acquisition of Remaining Interest in Lakeland

On February 11, 2026, the Company acquired from the selling member (the “Seller”) all of his 49% membership interest in La Rosa Realty Lakeland LLC, a Florida limited liability company (“Lakeland”), pursuant to a Membership Interest Purchase Agreement and a Settlement Agreement by and among the Company, Joseph La Rosa, the Chief Executive Officer of the Company, the Seller, and Lakeland, for aggregate cash consideration of $350,000 (the “Purchase Price”), consisting of (i) an initial payment of $150,000 payable within ten (10) days following the closing, and (ii) installment payments totaling $200,000, payable in twelve (12) equal monthly installments of $16,667 commencing on March 1, 2026. As a result of the transaction, Lakeland became a wholly owned subsidiary of the Company. As part of the transaction, on February 11, 2026, the Company and the Seller also entered into a Pledge Agreement, pursuant to which, as a security for the unpaid portion of the Purchase Price, the Company granted the Seller a perfected, first-priority security interest in a non-voting 28% economic membership interest in Lakeland.

Amendments to Officers Employment Agreements

On February 19, 2026, with the approval of its Board, the Company entered into (i) an Amendment (the “CEO Amendment”) to the Amended and Restated Employment Agreement, dated November 12, 2025, with Joseph La Rosa, the Company’s Chief Executive Officer (the “CEO”), and (ii) an Amendment (the “COO Amendment”) to the Employment Agreement, dated January 31, 2024 (the “COO Employment Agreement”), with Deana La Rosa, the Company’s Chief Operating Officer (“COO”).

Under the CEO Amendment, Mr. La Rosa agreed to a reduction in his base salary from $500,000 to $200,000 per annum, in consideration of which the Company agreed to revise certain provisions of the Confidential Information and Invention Assignment Agreement dated April 12, 2022 (the “CIA Agreement”), between Mr. La Rosa and the Company so that Mr. La Rosa’s non-competition restrictions were effective only during the term of his employment with the Company. In addition, the period of non-solicitation restrictions under the CIA Agreement was reduced from twenty-four (24) to twelve (12) months post-employment. These changes became effective on March 15, 2026.

Under the COO Amendment, Mrs. La Rosa agreed to a reduction in her base salary from $250,000 to $100,000 per annum, in consideration of which the Company agreed to revise certain restrictive covenants of the COO Employment Agreement so that Mrs. La Rosa’s non-competition restrictions were effective only during the term of her employment with the Company, and the period of non-solicitation restriction was reduced from twenty-four (24) to twelve (12) post-employment. These changes became effective on March 15, 2026.

Land Purchase Agreement

In February 2026, the Company entered into a contract to acquire a strategically located parcel of land in Osceola County, one of the fastest-growing regions in Central Florida. Upon completion, this acquisition is expected to represent a key milestone in the Company’s expansion strategy and support the development of a Tier III Artificial Intelligence (“AI”) data center designed to address increasing demand for high-performance computing infrastructure. The planned facility is expected to span up to 10,000 square feet and support an estimated IT load of approximately 1,500 kW, positioning it to serve enterprise, cloud, and AI-driven workloads.

Series C Preferred Stock Financing

On March 4, 2026, the Company and an institutional investor (the “Investor”) entered into a securities purchase agreement pursuant to which the Company issued the Investor 100 shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”), for a purchase price of $1,000 per share. On the same date, the Company filed respective Certificate of Designation of Rights and Preferences of the Series C Preferred Stock with the Secretary of State of the State of Nevada.

Potential Acquisition of Consensus Core Technologies, Inc

In March 2026, the Company entered into a non-binding letter of intent to acquire 100% of the issued and outstanding equity interests of Consensus Core Technologies, Inc. (“Consensus”), along with certain of its affiliates and subsidiaries. Consensus is a provider of critical infrastructure solutions for AI and high-performance computing. The proposed acquisition is intended to position the Company at the forefront of the AI infrastructure ecosystem and provide a scalable platform to capitalize on the growing demand for AI compute capacity. The consummation of this transaction is subject to, and contingent upon, the execution of a definitive agreement and other related transaction documents by the parties, corporate approval and customary closing conditions. There can be no assurances that such transaction will be consummated.

Acquisition of Remaining Interest in Orlando

On April 3, 2026, the Company, La Rosa Realty Orlando LLC, a majority owned subsidiary of the Company (the “Orlando”), and two selling members of Orlando (collectively, the “Sellers”), entered into a settlement agreement (“Settlement Agreement”), pursuant to which, each of the Sellers sold their 24.5% membership interests (collectively, the “Interests”) in Orlando to the Company, and the Company agreed to (i) forgive the amount of $106,447 allegedly owed by one of the Sellers to Orlando, (ii) forgive the alleged $152,295 franchise fee obligation under one of the Seller’s personal guaranty, (iii) pay one of the Sellers the amount of $10,000, and (iv) dismiss without prejudice the civil suit of La Rosa Realty Corp., La Rosa Realty Orlando LLC v. Reinaldo Zapata, Viviana Figueroa, pending in the Circuit Court of Orange County, Florida. As a result of this transaction, Orlando became a wholly-owned subsidiary of the Company.

Nasdaq Notice Regarding Filing Deficiencies

On April 16, 2026, the Company received a notice (the “10-K Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Comprehensive Form 10-K for the fiscal year ended December 31, 2025 (the “Initial Delinquent Filing”) with the SEC. The Staff informed the Company that, under Nasdaq rules, the Company has 60 calendar days, or until June 15, 2026 to submit a plan to regain compliance, and if the Staff accepts such plan, they can grant an exception of up to 180 calendar days from the Initial Delinquent Filing’s due date (or until October 12, 2026) to regain compliance.

On May 21, 2026, the Company also received a notice (the “10-Q Notice,” and together with the 10-K Notice, the “Notices”) from the Staff indicating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2026, and noting that the Company also remains delinquent in filing its Initial Delinquent Filing. The 10-Q Notice further states that, in accordance with Nasdaq rules and as previously communicated in the 10-K Notice, the Company has until June 15, 2026 to submit a plan to regain compliance, and if the Staff accepts such plan, any exception granted will be limited to a maximum of 180 calendar days from the due date of the Initial Delinquent Filing, or until October 12, 2026, to regain compliance.

The Notices have no immediate effect on the listing or trading of the Common Stock, which will continue to trade on The Nasdaq Capital Market under the symbol “LRHC.” The Company intends to regain compliance with Nasdaq Listing Rule 5250(c)(1) by filing the delinquent reports and/or submit the plan with Nasdaq by June 15, 2026.

April 2026 Reverse Stock Split

Following the Stockholders Approval described above, the Company effected a 1-for-10 reverse stock split of the Common Stock, issued and outstanding, effective as of 12:01 a.m. (New York time) on April 20, 2026 (“April 2026 Reverse Stock Split”). As a result of the April 2026 Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock. Unless noted otherwise, all share and the price per share information for all periods presented in this report have been retroactively adjusted for April 2026 Reverse Stock Split.

Series D Preferred Stock Financing

On May 27, 2026, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company issued the Investor 250 shares of the Company’s Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), for a purchase price of $1,000 per share. On the same date, the Company filed respective Certificate of Designation of Rights and Preferences of the Series D Preferred Stock with the Secretary of State of the State of Nevada. Pursuant to the agreement, the remaining 250 shares of Series D Preferred Stock may become issuable by the Company to the Investor at its sole option upon the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Our Organization

La Rosa Holdings Corp. was incorporated in the State of Nevada on June 14, 2021 by its founder, Mr. Joseph La Rosa, to become the holding company for five Florida limited liability companies in which Mr. La Rosa held or controlled a one hundred percent ownership interest: (i) La Rosa Coaching, LLC ( “Coaching”); (ii) La Rosa CRE, LLC (“CRE”); (iii) La Rosa Franchising, LLC (“Franchising”); (iv) La Rosa Property Management, LLC (“Property Management”); and (v) La Rosa Realty, LLC (“Realty”). Coaching, CRE, Franchising, Property Management and Realty became direct, wholly owned subsidiaries of the Company as a result of the closing of the Reorganization Agreement and Plan of Share Exchange dated July 22, 2021, which was effective on August 4, 2021. Pursuant to the Reorganization Agreement, each LLC exchanged 100% of their limited liability company membership interests for one share of the Common Stock, which share was automatically redeemed for nominal consideration upon the closing of the transaction, resulting in each LLC becoming the direct, wholly owned subsidiary of the Company.

The Company conducts its operations through its 21 subsidiaries:

●	La Rosa Realty, LLC is engaged in the residential real estate brokerage business;

●	La Rosa Coaching, LLC is engaged in the delivery of coaching services to our brokers and franchisee’s brokers;

●	La Rosa CRE, LLC is engaged in the commercial real estate brokerage business;

●	La Rosa Franchising, LLC is engaged in the franchising of real estate brokerage agencies;

●	La Rosa Property Management, LLC is engaged in property management services to owners of single-family residential properties;

●	La Rosa Realty Premier, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty CW Properties, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty North Florida, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Orlando, LLC is engaged mostly in the residential real estate brokerage business;

●	Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.) is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Winter Garden, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Texas, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Georgia, LLC is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty California is engaged mostly in the residential real estate brokerage business;

●	La Rosa Realty Lakeland, LLC is engaged mostly in the residential real estate brokerage business;

●	BF Prime, LLC is engaged mostly in the residential real estate brokerage business;

●	FPG Title Group, LLC (formerly, Nona Title Agency, LLC) is engaged in providing title services related to real estate transactions;

●	La Rosa Realty Beaches, LLC is engaged mostly in the residential real estate brokerage business;

●	LR Realty Spain S.L. is engaged mostly in the residential real estate brokerage business;

●	LR Luxury, LLC is engaged mostly in the residential real estate brokerage business; and

●	LR Agent Advance, LLC, formed in April 2025 for the purpose of offering a commission advancement program exclusively for La Rosa agents.

We are a “controlled company” as defined under the corporate governance rules of Nasdaq because our Founder, Mr. Joseph La Rosa, as of June 3, 2026, controls 91.81%  of the total voting power of our Common Stock based on his ownership of Common Stock and the 18,000 votes provided by his Series X Preferred Stock, that votes with the Common Stock, with respect to director elections and other matters.

Our Business

We operate primarily in the United States residential real estate market which totaled $55.1 trillion at June 30, 2025 versus $49.7 trillion at the end of 2024 reflecting a half year gain of $5.4 trillion due to sufficient number of buyers competing over a relatively small number of listings, according to Redfin Corp1.

The Company is the holding company for its direct, majority owned subsidiaries, and has no other operations.

Realty was a traditional residential real estate brokerage firm founded in 2004 by Mr. La Rosa to serve the Florida market. In 2011, Realty shifted to an agent-centric real estate brokerage format, offering agents more tools and value while offering experienced agents a 100% commission split. Newly licensed and agents still in training operate on a New Agent Coaching (NAC) 70% to agent / 30% commission split (7% to Coaching, 14% to the La Rosa individual coach, 6% to the brokerage office who engaged the new agent, and 3% to the Director of Coaching who is employed by the Company). Alternatively, they may choose the Ultimate Plan Business Builder (“UPBB”) and operate on a 60% to agent / 40% that includes 10% revenue share commission split (7% to Coaching, 14% to the La Rosa individual coach, 6% to the brokerage office who engaged the new agent, and 3% to the Director of Coaching who is employed by the Company). Realty has expanded its geographic footprint over the years by integrating technology into its operations and creating a brokerage that provides its agents with the tools to handle their transactions, accounting, marketing, social media and customer relations. Realty’s full service, high touch engagement with its clients assists them with navigating the complexity of the home purchase/sale transaction through their intimate knowledge of the local market, guiding them on the right pricing for their sale or purchase, assisting in the negotiation of the sales contract, overseeing the home inspections and possible repairs, reviewing the financial details of the transaction to assure that there are no errors and attending the closing of the sale to ensure that there are no last minute surprises. Realty believes that its services build referrals and repeat clients who appreciate the expertise and personal relationships that they develop with our agents.

[1]	https://zillow.mediaroom.com/2025-09-08-US-housing-market-reaches-record-55-1-trillion

In 2018, Mr. La Rosa organized Franchising to study the potential to expand nationally by means of creating a franchise model that would be easily duplicable. Franchising began franchising real estate brokerage businesses based on its Franchise Disclosure Document filed with the Federal Trade Commission in 2019 and converted several of its largest offices in Florida to “La Rosa Realty” franchises. Franchising also oversees and administers the offices that it sells, no matter their brand. Franchising uses the typical model for licensing the use of our two brands together with our proprietary business methodology, technology, tools, and training. Our franchisees own their own brokerage businesses, are solely responsible for their operations and risks, and are able to retain the substantial upside of their business if they are profitable. Our franchisees use our successful and well-known brands, our systems and technology, training and personal assistance and guidance to help run their businesses more efficiently and, we believe, more successfully than other branded real estate franchisees. Our franchisees pay us an initial licensing fee, a royalty fee based on their gross commissions, an annual membership fee, a coaching fee payable to Coaching for coaching services, a commercial royalty fee payable to CRE for all commercial real estate transactions, a training fee for its administrative personnel and a fee to use our proprietary software. Because our franchise “product” has been developed over the years and is delivered in a “package” format, our fixed costs are low, and our franchising gross margins are relatively higher than our more labor intensive businesses. While we intend to continue the franchise arm of the business, we will, in the future, concentrate on opening corporate offices that produce higher revenue and increased margins.

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

Unlike most other residential real estate brokerage companies, we encourage our sales agents to seek out property management business. Property Management, which was organized in 2014, trains our sales agents to provide residential property management services to owners of single-family residential properties and provides our agents with the tools to service those property owners. These tools include management, marketing, accounting and financial services. Our agents generally charge the homeowners between eight to twelve percent (8-12%) of the monthly rental. Our agents pay Property Management to be the point of contact for the property owner and their tenants, handle all tenant screenings, applications, contracts, forms and documents, and deal with attorneys if necessary to enforce the agreements. We manage the collection of rents and the disbursement of payments to vendors, service providers, agents, and property owners, while retaining a fee of $55.00 per agent, per property, per month. As of December 31, 2025, we have provided property management services for approximately 630 properties across Florida, including single-family residences, condominiums, townhouses, and other types of residential real estate. Consistent with industry custom, management contract terms typically range from one to three years, although some contracts can be terminated at will at any time following a short notice period, usually 30 to 120 days, as is typical in the industry. Property Management has recently added a division to directly manage properties in Florida and to expand those services to our other offices in other states in the future.

Unlike many other real estate brokerages, we encourage our sales agents to seek out commercial real estate business. CRE was organized in 2014 originally to provide “residential-commercial” real estate advisory services such as helping sales agents’ customers lease office space. CRE now assists agents who have customers who wish to purchase multifamily, office, storage, mixed use and apartment properties. We provide, on a fee basis, training to sales agents who wish to work in the commercial real estate space, and advise customers with respect to office leasing, multi-family property sales and leasing, and land and subdivision development. Our customers come primarily from referrals from our Realty brokers who are asked by their clients to assist them in various commercial real estate property transactions. In January 2025, the Company hired a leader for this division who possesses vast experience in commercial real estate. We expect stronger growth of this segment of our business in 2026 and beyond. During 2025, CRE restructured the division by focusing on training and education, as well as providing the agents with pertinent tools to be successful in the commercial practice. CRE invested in a platform as the standard to prepare listings, financial analysis, marketing materials and offering memorandums among other features. As of April 30, 2026, CRE operated with 76 certified commercial agents and, moving forward, recruiting will be focused on hiring seasoned commercial real estate agents who can bring their expertise to enrich our level of experience.

For our title insurance and settlement services segment, we operate under the brand FPG Title Group which provides comprehensive title insurance and settlement services to protect real estate transactions for residential, commercial, agency, home builders, and vacation ownership properties. Providing these services, we aim to ensure that both homeowners and lenders are safeguarded against potential legal claims or disputes related to property ownership. Key services include title insurance services, which help to protect against risks such as undisclosed heirs, errors in public records, forgery or fraud in previous ownership documents, and outstanding liens or unpaid taxes, and settlement services, which help to facilitate smooth and secure property transactions, in compliance with industry regulations. We believe that FPG Title Group is positioned as a trusted partner in Florida, offering tailored solutions for local banks, national lenders, and mortgage servicers. Our expertise allows us to close loans quickly, accurately, and in full compliance with industry standards. Our goal is to provide flexible and customizable services to meet the specific requirements of various lenders and demonstrate our commitment to client satisfaction through our comprehensive service offerings and dedicated team.

We have 23 La Rosa Realty corporate real estate brokerage offices and branches located in Florida, California, Texas, Georgia, and Puerto Rico. The Company also has 5 La Rosa Realty franchised real estate brokerage offices and branches and 3 affiliated real estate brokerage offices, that pay us fees in 7 states of the United States and Puerto Rico. We also have LR Realty Spain, which is a full-service brokerage office located primarily in Malaga, Spain. Additionally, the Company has a full-service escrow settlement and title company in Florida and a company offering a commission advancement program exclusively for La Rosa agents.

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

In the last quarter of 2025, we initiated a strategic repositioning toward expansion into the AI ecosystem, through strategic acquisitions, partnerships, and development of next-generation data center infrastructure for AI computing. As demand for high-performance computing and Artificial Intelligence (AI)-driven applications continues to accelerate, the Company is positioning itself to capitalize on the growing need for purpose-built infrastructure. The Company intends to leverage its real estate platform to identify, develop, and manage high-quality data center assets in key markets where demand for AI infrastructure is rapidly increasing.

In February 2026, we have entered into a contract to acquire a strategically located parcel of land in Osceola County, one of the fastest-growing regions in Central Florida. Upon completion, this acquisition is expected to represent a key milestone in the Company’s expansion strategy and support the development of a Tier III AI data center designed to address increasing demand for high-performance computing infrastructure. The planned facility is expected to span up to 10,000 square feet and support an estimated IT load of approximately 1,500 kW, positioning it to serve enterprise, cloud, and AI-driven workloads. The project is designed to balance scale and flexibility, enabling the Company to target both enterprise and regional demand while maintaining operational agility.

In March 2026, the Company entered into a non-binding letter of intent to acquire 100% of the issued and outstanding equity interests of Consensus Core Technologies, Inc. (“Consensus”), along with certain of its affiliates and subsidiaries. Consensus is a provider of critical infrastructure solutions for artificial intelligence and high-performance computing. The proposed acquisition is intended to position the Company at the forefront of the AI infrastructure ecosystem and provide a scalable platform to capitalize on the growing demand for AI compute capacity. The consummation of this transaction is subject to, and contingent upon, the execution of a definitive agreement and other related transaction documents by the parties, corporate approval and customary closing conditions. There can be no assurances that such transaction will be consummated.

Our Focus

Our Mission Statement is that “we are here to support, empower and elevate those who we serve with integrity.” We are committed to excellence in all we do and are respectful, compassionate, trustworthy, responsible, joyful, inspiring and adaptive. At La Rosa, we inculcate these core values to our sales agents and employees and strive to live by them every day.

We believe home buyers and sellers choose agents because of their individual marketing prowess, professionalism, and personality. To capitalize on this, we focus on helping our agents improve professionally and increase their financial ability to invest in their personal marketing, and, therefore, capture a greater percentage of customers.

We have built our business on what we know to be our customers’ needs. The purchase of a home is likely the most expensive purchase a consumer will make in his or her lifetime. Many first-time home buyers are young and require knowledgeable, experienced guidance from our agents and our franchisor’s agents. Home sellers need the market ken and potential buyer reach that our agents and our franchisees’ agents provide. Our agents and our franchisees’ agents build lasting relationships with their clients that result in repeat business and referral business. Notwithstanding claims of the internet-only brokerages that homes are a commodity that can be bought and sold like a can of beans, this consumer need is borne out in reality. The research conducted by the National Association of Realtors (the “NAR”)2 in 2025 shows that:

●	88% of buyers recently purchased their home through a real estate agent or broker and 5% purchased directly through the previous owner;

●	having an agent to help them find the right home was what buyers wanted most when choosing an agent at 50%;

●	92% of home buyers are satisfied with the buying process.

●	91% of sellers sold with the assistance of a real estate agent, up from 90% last year, and only 5% were FSBO sales, an all-time low;

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

[2]	2025-profile-of-home-buyers-and-sellers-highlights-11-04-2025.pdf
[3]	https://www.urban.org/urban-wire/2040-us-will-experience-modest-homeownership-declines-black-households-impact-will-be-dramatic

As the market slows slightly in out years, we continue to increase the use of our technological tools to make our agents more efficient and productive.

Our People

Our people are our most important asset. We spend significant time and effort in attracting and retaining talented people for our businesses. Many agents contact us after hearing of or experiencing Mr. La Rosa’s personal and business growth seminars, his book or his podcasts. They are attracted to the Company because they desire to work in a diverse, inclusive, welcoming and learning environment that allows the agents to attain their individual potential. The financial attraction is our ability to offer competitive salaries for our employees, a 100% commission “split” with our experienced realtors and a 70%/30% commission split with new agents and agents still in training. Experienced agents can participate in three plans: our Ultimate Plan Business Builder with a 90%/10% split, our Ultimate Plan and our Premier Plan, both with 100% commission and low annual and monthly dues. In our UPBB plan, an agent can potentially participate in the Company’s revenue share plan rewarding an agent for the recruitment of other agents and for the additional agents these recruited agents recruit. But, most importantly, we believe it is the training, education and ongoing support that we provide to our agents that gives them an edge in a very competitive and crowded real estate brokerage marketplace.

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

Our Technology

We provide our agents and employees with cloud-based real estate brokerage services by utilizing our consumer-facing websites, including our corporate website www.larosarealty.com and our proprietary technology that provides brokerage operations management tools. When an agent is on-boarded, they are required to take our monthly Foundations Series which covers the use of our proprietary applications. Through our websites, we provide buyers, sellers, landlords, and tenants with access to all of the available properties for sale or lease on the multiple listing service (“MLS”), in each of the markets in which we operate. We provide each of our Company franchisees and their agents with their own personal website that they can modify to match their personal branding. Our website also gives consumers access to our network of professional real estate agents and vendors. Additionally, the websites we provide use AI integrated Client Relationship Management (“CRM”) software to enhance the consumers’ internet experience and assist our agents with lead generation and lead capture through the AI features. For example, our CRM software, which is integrated into our websites, uses artificial intelligence to generate marketing leads for our agents by sending marketing materials to potential buyers and sellers automatically without any agent involvement. Our technology platform also provides unique automated blogging and comprehensive social media marketing campaigns for our agents to create top of mind public awareness of our brand.

In October 2023, we launched our proprietary technology system – JAEME, part of “My Agent Account,” our proprietary platform built entirely in-house by our technology team. JAEME is a real estate AI assistant created to support and inspire our agents with personalized content to drive marketing, efficiency, and sales. This advanced technology can help agents to provide services to their clients in a more efficient way – even from their mobile devices. Through JAEME, La Rosa’s agents can easily create:

-	Compelling property descriptions

-	Effective email campaigns

-	Detailed business plans

-	Innovative video scripts

-	High-conversion newsletter campaigns

-	Exclusive lead generation ideas

As of July 1, 2025, we launched My Agent Account Version 4.0, a major enhancement to the Company’s proprietary agent platform and officially transitioned to a new, upgraded process designed to better support our agents with a simpler and more efficient way to manage transactions and onboarding tasks. With this central hub, agents no longer need to log into multiple systems, allowing for a more seamless experience. The new process enables automation of key workflows, increases productivity, and strengthens our ability to operate more effectively as a company.

Our proprietary technology and third-party services and platforms provide our agents and franchisees with commission management and accounting systems, an internal agent “intranet” application, customer relationship management applications, a transaction management solution, and automated marketing and social media applications and privacy and identity protections. The combination of our brands, proprietary technology, services, data, lead generation, and marketing tools gives our agents the power to offer best-in-class service to their clients. The new version features a fully integrated Transaction Management module that is intended to deliver significant cost savings to the Company by improving efficiency, reducing manual processes, and eliminating reliance on expensive third-party systems.

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

While our offices and our franchisees’ offices act as their “home base,” most agents use our offices primarily for real estate closings and training. We monetize our technology by charging our agents and our franchisees’ agents what we believe to be a reasonable monthly fee for the use of our suite of tools.

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

As of June 3, 2026, we have a service mark registration in the United States for our LR logo. Additionally, we are the registered holder of a number of domain names, including “larosarealty.com” and “larosaholdings.com”.

We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to evaluate the benefit of patent protection with respect to our technology and will file additional applications when we believe it to be beneficial for our business.

Our Markets

Our primary market is in the United States. As of June 3, 2026, we have 23 La Rosa Realty corporate real estate brokerage offices and branches located in Florida, California, Texas, Georgia, and Puerto Rico. The Company also has 5 La Rosa Realty franchised real estate brokerage offices and branches and 3 affiliated real estate brokerage offices in the United States and Puerto Rico. Additionally, the Company has a full-service escrow settlement and title company in Florida. In April 2025, we also formed LR Agent Advance, LLC in Florida, offering a commission advancement program exclusively for La Rosa agents. We also have LR Realty Spain, which is a full-service brokerage office located primarily in Malaga, Spain.

Our Revenue Streams

Our financial results are driven by the total number of sales agents in our Company, the number of sales agents closing commercial real estate transactions, the number of sales agents utilizing our coaching services, and the number of agents who work with our franchisees. Since founding our business in 2024, we grew our total agent count to 2,842 agents as of May 31, 2026.

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

REVENUE STREAM	DESCRIPTION	PERCENT OF TOTAL 2025 REVENUE		PERCENT OF TOTAL 2024 REVENUE
Brokerage Revenue	Percentage fees paid on agent-generated residential real estate transactions. Other revenues recognized monthly (annual and monthly dues charged to our agents).	97%		97%
Property Management Revenue	Management fees earned from property owners.	*	%	* %
Franchise Sales and Other Franchise Revenues	One-time fee payable upon signing of the franchise agreement. Other revenues recognized monthly (annual membership, technology, interest, late fees, renewal, transfer, successor, accounting, other related fees). Per agent per closed transaction; payable monthly.	*	%	* %
Coaching/Training/Assistance Revenue	Based on real estate commissions earned by the sales agent. Event fees and break-out sessions.	*	%	1%
Commercial Real Estate Revenue	10% of every real estate commission earned by the sales agent. Other revenues recognized monthly (monthly dues charged to our agents).	1%		*
Title Settlement and Insurance	Fees paid by customers for comprehensive title and settlement services	*		*
TOTAL		100%		100%

*	Less than 1%.

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

Our brokers deal primarily in sales of existing homes, rather than the sales of new homes that are typically sold by builders. The recent cycle of growth of the real estate market hit headwinds in the second half of 2022. Mortgage rates dipped from 20-year highs in early 2023 but have risen again and sales have resumed an extended period of declines. The NAR reported that for February 2026 (the seasonally adjusted annual rate) there were 4.09 million existing home sales, an increase of 1.7% over January 2026 but a decrease of 1.4% from the prior year. Total housing inventory at the end of February 2026 was 1.29 million units, up 2.4% from January 2026 and 4.9% from one year ago. There was a 3.8 months unsold inventory supply in February 2026, identical to January 2026 but up from 3.6 months in February 2025. The median existing-home sales price increased to $398,000, an increase of 0.3% from February 2025 ($396,800). Properties typically remained on the market 47 days in February 2026, down from 46 days in January 2026 and up from 42 days in February 2025.

Realtors continue to be an integral part of the home buying process. According to NAR:5

●	88% of buyers recently purchased their home through a real estate agent or broker and 5% purchased directly through the previous owner;

●	having an agent to help them find the right home was what buyers wanted most when choosing an agent at 50%;

●	92% of home buyers are satisfied with the buying process;

●	91% of sellers sold with the assistance of a real estate agent, up from 90% last year, and only 5% were FSBO sales, an all-time low.

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

[5]	https://www.nar.realtor/research-and-statistics/research-reports/highlights-from-the-profile-of-home-buyers-and-sellers

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

Federal Regulation

The Real Estate Settlement Procedures Act of 1974, as amended (“RESPA”), became effective on June 20, 1975. RESPA requires lenders, mortgage agents, or servicers of home loans to provide borrowers with pertinent and timely disclosures regarding the nature and costs of the real estate settlement process. RESPA also protects borrowers against certain abusive practices, such as kickbacks, and places limitations upon the use of escrow accounts. RESPA also requires detailed disclosures concerning the transfer, sale, or assignment of mortgage servicing, as well as disclosures for mortgage escrow accounts. RESPA is administered and enforced by Consumer Financial Protection Bureau (the “CFPB”). We are also subject to the Fair Housing Act of 1968 (the “FHA”) which prohibits discrimination in the purchase or sale of homes and applies to real estate brokers and agents, among others. The FHA prohibits expressing any preference or discrimination based on race, religion, sex, handicap, and certain other protected characteristics, and applies broadly to many forms of advertising and communications. Other federal laws and regulations applicable to our business include (i) the Federal Truth in Lending Act of 1969; (ii) the Federal Equal Credit Opportunity Act; (iii) the Federal Fair Credit Reporting Act; (iv) the Home Mortgage Disclosure Act; (v) the Gramm-Leach-Bliley Act; (vi) the Consumer Financial Protection Act; (vii) the Fair and Accurate Credit Transactions Act; and (viii) the Do Not Call/Do Not Fax Act and other federal and state laws pertaining to the privacy rights of consumers, our collection, use, and disclosure of data collected from our website and mobile users, and the manner and circumstances under which we or third parties may market and advertise our services to consumer which affects our opportunities to solicit new clients.

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

Beginning in March 2019, lawsuits were filed against the NAR and a number of large real estate brokers around the country alleging antitrust violations. We were not named as a defendant in any antitrust litigation.

On March 15, 2024, the NAR announced an agreement that would end litigation of claims brought on behalf of home sellers related to broker commissions. This settlement resolves claims against NAR and nearly every NAR member; all state, territorial and local REALTOR® associations; all association-owned MLSs; and all brokerages with an NAR member as principal whose residential transaction volume in 2022 was $2 billion or below and is subject to court approval. The settlement makes clear that NAR continues to deny any wrongdoing in connection with the Multiple Listing Service cooperative compensation model rule (the MLS Model Rule) that was introduced in the 1990s in response to calls from consumer protection advocates for buyer representation. Under the terms of the agreement, NAR would pay $418 million over approximately four years (the “NAR Settlement”). In the settlement, effective mid-July 2024, NAR agreed to put in place a new rule prohibiting offers of compensation on the MLS, as well as adopt new rules requiring written agreements between buyers and buyers’ agents. On November 26, 2024, the NAR Settlement was granted over objections. Some class members objected to the settlement and appealed to the Eighth Circuit Court of Appeals. The appeals are still pending, and the settlement cannot become final or distribute benefits until they are resolved. If the NAR Settlement is sustained on appeal, it is expected to resolve claims against the NAR and certain companies related to this matter. However, the direct and indirect effects, if any, of the judgment upon the real estate industry are not yet entirely clear.

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

Other regulation

We are also subject to rules established by private real estate groups and/or trade organizations, including, among others, the NAR, state and local associations of realtors, local MLS and homeowners’ associations that have rules governing the sale of properties within their neighborhoods. Each third-party organization generally has prescribed policies, bylaws, codes of ethics or conduct, and fees and rules governing the actions of members in dealings with other members, clients and the public, as well as how the third-party organization’s brand and services may or might not be deployed or displayed.

Human Capital Resources

As of May 31, 2026, we had 43 full-time employees in our Company and our majority owned subsidiaries, and 2,842 real estate agents that are independent contractors with Realty and other subsidiaries of the Company. Our operations are overseen directly by our management. Our management functions cover corporate administration, training, agent relations, business development, technology, and research. We intend to expand our current management to retain skilled employees with experience relevant to our business. Our management’s relationships with our agents and technology team are good. We do not have any collective bargaining agreements, and our employees are not represented by a union.

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

Available Information

Our website address is www.larosaholdings.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Financial Filings” section of our website. The information contained in, or that can be accessed through, our website is not part of this Comprehensive Form 10-K.

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

The Company has incurred recurring net losses, including a net loss of $30,410,422 for the year ended December 31, 2025, compared to $14,349,996 for the year ended December 31, 2024 and the Company’s operations have not provided net positive cash flows in the year ended December 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate positive cash flows from operations and to secure additional sources of equity and/or debt financing. Despite the Company’s intent to fund operations through equity and debt financing arrangements, there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

Our independent auditors have included an explanatory paragraph in their audit report, included in this Comprehensive Form 10-K, regarding the Company’s ability to continue as a going concern. This going concern risk may materially limit our ability to raise additional funds through the issuance of new debt or equity or may adversely affect the terms upon which such capital may be available. The inability to obtain sufficient financing on acceptable terms could have a material adverse effect on the Company’s financial condition, results of operations, and business prospects.

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

We began operations in 2021. As a result of our limited operating history, we have limited financial data that can be used to evaluate our current business, and such data may not be indicative of future performance. We have encountered, and expect to continue to encounter, risks and difficulties frequently experienced by growing companies, including challenges in financial forecasting accuracy, hiring of experienced personnel, hiring of technology employees, determining appropriate investments, developing new products and features, assessing legal and regulatory risks, among others. Any evaluation of our business and prospects should be considered in light of our limited operating history, and the risks and uncertainties inherent in investing in early-stage companies. In addition, recent settlements of litigation based on alleged violations of federal and state antitrust laws may have an adverse impact on our potential growth. See “Risk Factors - Adverse outcomes in litigation and regulatory actions against the NAR, other real estate brokerage companies and agents in our industry could adversely impact our financial results,” below.

Impairment of goodwill and intangible assets may adversely impact future results of operations.

An impairment in the carrying value of goodwill, trade names and other long-lived assets could negatively affect our consolidated results of operations and net worth.

Goodwill and indefinite-lived intangible assets, such as trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill and trade names, we make assumptions regarding future operating performance, business trends and market and economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill and trade name recoverability. Goodwill reviews are prepared using estimates of the fair value of reporting units based on the estimated present value of future discounted cash flows. We could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business or market capitalization declines. For the year ended December 31, 2025, we conducted such a review and recorded an impairment of $6,911,770 related to goodwill and intangible assets.

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

If we do not raise sufficient capital to fund our ongoing development activities, it is likely that we will be unable to carry out our business plans. We may not be able to obtain additional financing on terms acceptable, or at all. Even if we obtain financing for near-term operations, we may require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

The residential real estate market is cyclical, and we can be negatively impacted by downturns in this market and by general economic conditions.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general condition of the U.S. and the global economy. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market, which in turn could materially and adversely affect our business, financial condition and results of operations. Due to the cyclicality of the real estate market, we cannot predict whether the prior several year period of sustained growth will continue, whether mortgage rates which have climbed over 2022-2025 will remain at relatively higher levels than in years past and whether home prices will stabilize. The U.S. has experienced housing “bubbles” in the past which have burst, resulting in significant price declines, mortgage defaults and home foreclosures by lenders, the last one occurring in the early 2000s.

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

The U.S. Bureau of Labor Statistics (“BLS”) reported that the Consumer Price Index for All Urban Consumers (CPI-U), a broad-based measure of goods and services costs, rose 0.3 percent in February 2026 seasonally adjusted, and rose 2.4 percent over the last 12 months ending January 2026, not seasonally adjusted.1 This increase was above the Federal Reserve System’s (the “Fed”) targeted inflation rate of 2.0%, The 2025 federal funds interest rate in late December decreased to a range of 3.50 to 3.75 primarily due to stubborn inflation and signs of a weakening labor market.2 Inflation continues to decline after a period of rising prices, which contributed to the decision. The Fed aims to provide financial relief to borrowers and continue to cool down an overheated economy. Fed funds rates impact interest rates on government bonds that have a correlated effect on mortgage interest rates, which, as of March 26, 2026, the average rate for a 30-year fixed rate mortgage was 6.38 according to Freddie Mac, the federally chartered home mortgage loan securitizer.3 Mortgage interest rates have continued to have an effect on the sale of existing homes, that include single-family homes, townhomes, condominiums and co-ops, with a year over year decrease of 1.4% in February 2026 to a seasonally adjusted annual rate of 4.09 million.4 The slowdown of home sales transactions resulted from many would-be buyers being priced out of homeownership while many homeowners with mortgage rates below 4.0% feeling stuck in place, since selling would mean taking on a mortgage with a significantly higher interest rate. This has had an adverse effect on our agents’ ability to close sales and thus on our results of operations in the year ended December 31, 2025. Thus, we expect these trends to continue to adversely affect our revenues in 2026. Any further increase in the Fed funds rate could push the U.S. economy into a recession which is likely to have a further negative effect on our operations, income and financial condition.

The housing market is currently in flux with higher mortgage interest rates and generally increasing home prices which makes it difficult to predict future market trends. Any decrease in home sales in the future will have an adverse effect on our financial performance and results of operations.

The combination of high mortgage rates, continuing high home prices and limited inventory slowed the housing market substantially in 2025. Tight inventory was reflected by the sustained high national median existing home sale price in February 2026 of $398,000, a slight increase of 0.3% from a year earlier. Homes usually go under contract a month or two before they close, so the February data is based on purchase decisions made in December 2025 and January 2026. The average rate for a 30-year fixed mortgage was 6.38% as of March 26, 2026, down from 6.65% during the most recent 52-week period, according to Freddie Mac. This combination of higher mortgage rates and higher sales prices has kept many sellers, who would have to relinquish a mortgage at 4.0% or less, from selling, and has pushed many prospective buyers, especially first-time home buyers, out of the market. Total housing inventory at the end of February 2026 was 1.29 million units, up 3.1% from January and up 7.9% from one year ago (1.24 million). There was an unsold inventory supply of 3.8-months at the current sales pace, 2.4% higher than January 2026 but only up from 0.1 month from February 2025. Management expects the housing-market slowdown to persist throughout 2025 because home-buying affordability is near its lowest level in decades. Any decline in home sales directly affects the productivity and income of our agents who are paid only upon the closing of their clients’ home purchase or sale. A prolonged depression in home sales will force the least successful agents out of the industry and a decrease in the number of earning agents will have a negative impact on our financial performance and results of operations.

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

We intend to pursue a number of different strategies to grow our revenue and earnings. However, we may not be able to successfully execute these strategies. We intend to pursue a strategy of increasing our agent count by increasing our recruiting efforts. Recent history has shown that a strong real estate market brings in more realtors, some of whom have worked in the industry on a part-time basis. As the market continues to grow, we believe that will enable us to sell more franchises and recruit and retain higher numbers of agents, increasing our revenue and profitability. However, competition for qualified and effective agents is intense, and we may be unable to recruit and retain enough qualified and effective agents to satisfy our growth strategies. This competition creates challenges that include:

●	our ability to discover and recruit independent brokerage firms in new markets and being able to acquire them;

●	our ability to increase our brand awareness in new markets in order to penetrate them with our brokerages;

●	our ability to effectively train and mentor a larger number of new agents and franchisees;

●	our ability to continually improve the performance, features and reliability of our technological developments in response to both evolving demands of the marketplace and competitive product offerings;

●	our ability to scale our business services and support quickly enough to meet the growing needs of our real estate agents by improving our internal systems, integrating with third-party systems, and maintaining infrastructure performance;

[1]	https://www.usinflationcalculator.com/inflation/current-inflation-rates/#:~:text=February%202024%20%7C%200.4%20%7C%203.2
[2]	https://www.federalreserve.gov/newsevents/pressreleases/monetary20260128a.htm
[3]	https://freddiemac.gcs-web.com/news-releases/news-release-details/mortgage-rates-average-638
[4]	https://www.nar.realtor/newsroom/nar-existing-home-sales-report-shows-1-7-increase-in-february

●	our ability to attract and retain senior management to operate and control the expansion of our business, organically and potentially, through acquisitions; and

●	our ability to enhance our financial reporting, internal control, human resources, legal and other administrative areas to effectively manage the growth of our Company.

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

A significant adoption by consumers of alternatives to full-service agents or loan originators could have a material adverse effect on our business, prospects and results of operations.

A significant increase in consumer use of technology that eliminates or minimizes the role of the real estate agent could have a materially adverse effect on our business, prospects and results of operations. These options include cloud-based competitors such as direct-buyer companies that purchase directly from the seller, and online discounters who reduce the role of the agent in order to offer sellers a low commission or a flat fee while giving rebates to buyers. How consumers want to buy or sell houses will determine if these models reduce or replace the long-standing preference for full-service agents. In addition, advances in AI and related technology may accelerate the development of tools that diminish the perceived value of full-service real estate agents.

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

Failing to develop and maintain a positive relationship with our franchisees, agents and loan originators could compromise our ability to maintain or expand or franchisee network.

Although we believe our relationships with our franchisees and their agents are strong, the nature of such relationships can give rise to conflict. For example, franchisees, or agents may become dissatisfied with the fees and dues owed to us, particularly in a period of economic downturn and uncertainty or in the event that we increase fees and dues. Affiliates may also disagree with certain network-wide policies and procedures, including policies dictating brand standards or affecting their marketing efforts. They may also be disappointed with other aspects of our value proposition including our marketing initiatives, technology offerings, or educational content. If we experience any conflicts with our franchisees on a large scale, our franchisees may decide not to renew their franchise agreements upon expiration or seek to disaffiliate with us, which could result in litigation. These events may, in turn, materially and adversely affect our business and operating results.

An organized franchisee association could also pose risks to our ability to set the terms of our franchise agreements and our pricing.

Our franchise model can be subject to particular litigation risks.

Litigation against a franchisee or its affiliated agents or loan originators, whether in the ordinary course of business or otherwise, may also include claims against us for liability by virtue of the franchise relationship. Franchisees may fail to obtain insurance that is required pursuant to the terms of our franchise agreements, naming the Company as an additional insured on such claims. Claims against us (including vicarious liability claims) could result in substantial costs, divert our management resources and could cause adverse publicity, which may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable.

In addition to claims over individual or isolated franchisee actions, third parties could attempt to hold us responsible for actions of our franchisees and their agents or loan originators in the aggregate. Our franchised business model is unlike a traditional, integrated corporation where company-owned outlets provide goods or services to consumers and the corporation has direct responsibility for operations at those outlets. Our franchised business model is also unlike many franchisors in other industries—such as the restaurant and hospitality industries—where franchisors may dictate many operational details of the franchisees’ businesses and the delivery of goods and services to consumers and thereby have some of the liability for those or other aspects of the franchisees’ operations. Because we franchise in professional service fields where licensure is required—real estate and mortgage brokerage—we do not dictate or control the day-to-day operations, or the advice provided by our franchisees or their affiliated agents or loan originators. Nonetheless, third parties may try to hold us liable for actions of our franchisees and their agents or loan originators, even when we have no involvement with those actions and they are beyond our control and, we believe, should not result in liability to us. As a franchisor, unlike an integrated corporation, we obtain only a small portion of the revenue of our franchisees, and as a result our capital is limited in comparison with the size of our entire franchise networks. Therefore, if third parties were successful in asserting liability for practices of our franchise network in its entirety, and in holding us vicariously responsible for that liability, the resulting damages could exceed our available capital, could materially affect our earnings, or even render us insolvent.

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

Although, as of 2025, NAR estimated that almost nine in ten home sellers worked with a real estate agent to sell their home, a significant increase in the volume of private sales due to, for example, increased access to the internet and the proliferation of websites that facilitate such sales, and a corresponding decrease in the volume of sales through real estate agents could have a material adverse effect on our business, prospects and results of operations.

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

Adverse U.S. and global market, economic and political conditions, including the ongoing conflict between Ukraine and Russia, recent conflicts in the Middle East and other events or circumstances beyond our control could have a material adverse effect on us.

Another economic or financial crisis or rapid decline of the consumer economy, significant concerns over energy costs, geopolitical issues, including the ongoing armed conflicts between Ukraine and Russia, United States and Iran, as well as in Israel and the Gaza Strip, the availability and cost of credit, the U.S. mortgage market, or a declining real estate market in the U.S. can contribute to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards.

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

We are subject to risks of operating in foreign countries.

In 2025, we commenced an expansion of our business in Europe, starting with engaging an area developer and establishing a subsidiary in Spain. Our international operations are subject to risks that are different from those of our U.S. operations that could result in losses against which we are not insured and therefore negatively affect our profitability. Those international risks include:

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

We depend substantially on our Founder, Joseph La Rosa, and our Chief Operating Officer, Deana La Rosa, and the loss of any our senior management or other key employees or the inability to hire additional qualified personnel could adversely affect our operations, our brand and our financial performance.

Our future success is largely dependent on the efforts and abilities of our Founder, Chief Executive Officer, Interim Chief Financial Officer and President, Joseph La Rosa, our Chief Operating Officer, Deana La Rosa, our senior management and other key employees. The loss of the services of Mr. La Rosa, Mrs. La Rosa and other senior management would have a significant detrimental effect on the Company as its brand is tied to their name, image and personality. We do not maintain key employee life insurance policies on Mr. La Rosa or our other senior management and therefore their loss could make it more difficult to successfully operate our business and achieve our business goals. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of these individuals.

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

Based on our Common Stock outstanding as of June 3, 2026, Mr. La Rosa beneficially owned approximately 0.19% of our outstanding Common Stock and all 1,800 shares of our Series X Preferred Stock that provides for 10,000 votes per share when voting with the Common Stock, representing 91.81% of the total voting power of our capital stock. Thus, Mr. La Rosa, our President, Chief Executive Officer, and Interim Chief Financial Officer, and majority stockholder, controls all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of Mr. La Rosa may not coincide with the interests of other stockholders.

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

Mr. Joseph La Rosa has voting control with respect to director elections and all other matters. Subject to any fiduciary duties owed to other stockholders under Nevada law, Mr. La Rosa controls all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, acquisition, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Chief Executive Officer, Director and Interim Chief Financial Officer, Mr. La Rosa controls the management of our business and affairs. Mr. La Rosa may have interests that are different than yours and may support proposals and actions with which you may disagree. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders and adversely affecting the market price of our Common Stock.

Because Mr. La Rosa controls, as of June 3, 2026, 91.81% of the total voting power of our capital stock, we are considered a “controlled company” for the purposes of the listing requirements of the Nasdaq Capital Market. A controlled company is not required to have a majority of independent directors or form an independent compensation or nominating and corporate governance committee. Nevertheless, we have a majority of independent directors who will serve on our Audit, Compensation and Nominating and Corporate Governance Committees. However, although we have no current plans to do so, for as long as we remain a controlled company, we could take advantage of such exemptions in the future.

Infringement, misappropriation, or dilution of our intellectual property could harm our business.

We regard our “LR” logo that we own, as having significant value and as being important factors in the marketing of our brand. We believe that this and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, trademark, trade secret and other laws, to protect our intellectual property from infringement, misappropriation, or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the U.S. and foreign jurisdictions. However, not all trademarks or service marks that we currently use have been registered in all of the countries in which we may do business in the future, and they may never be registered in all of those countries. Although we monitor trademark portfolios internally and impose an obligation on franchisees to notify us upon learning of potential infringement, there can be no assurance that we will be able to adequately maintain, enforce and protect our trademarks or other intellectual property rights.

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

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found the NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages on claims that these companies conspired to artificially inflate brokerage commissions, which is in violation of federal antitrust law (the “Burnett Ruling”). The verdict was appealed on October 31, 2023. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms. That same day, the NAR, EXP World Holdings, Inc., Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, Douglas Elliman, Inc., The Keyes Company, Illustrated Properties, LLC, Baird & Warner, Inc., Real Estate One, Inc., and others were named as defendants in Gibson v. National Association of Realtors (U.S. District Court for the Western District of Missouri), alleging a similar fact pattern and antitrust violations. On or about March 15, 2024, NAR agreed to settle the Burnett Ruling, along with a sister litigation, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions. On November 26, 2024, the NAR Settlement was granted over objections, The final approval order is currently being appealed. If the NAR Settlement is sustained on appeal, it is expected to resolve claims against the NAR and certain companies related to this matter.

On March 22, 2024, real estate brokerage company Compass Inc. (“Compass”) announced that it will pay $57.5 million as part of a proposed settlement to resolve lawsuits over real estate commissions and agreed to change its business practices to ensure clients can more easily understand how brokers and agents are compensated for their services. Compass’s motion for final approval of the settlement agreement was granted on October 31, 2024 and the settlement agreement is now effective. The final approval ruling was appealed by certain class members that objected to the settlement and is now pending before the United States Circuit Court of Appeals for the Eighth Circuit. In the same litigation, the court granted final approval of multiple additional settlements, including (i) an $8.62 million settlement on June 25, 2025 involving The Keyes Company Illustrated Properties, LLC, Baird & Warner, Inc. Real Estate One, Inc. and other defendants, and (ii) a $42 million settlement on February 5, 2026 involving William Raveis Real Estate Inc., Hanna Holdings Inc., Windermere Real Estate Services Company Inc., Exit Realty Corp. International, Exit Realty Corp. USA, and William L. Lyon & Associates Inc.

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

Risks Related to Cryptocurrencies and Digital Assets

The continuing development and acceptance of digital assets and distributed ledger technology are subject to a variety of risks.

Cryptocurrencies, such as stablecoins, and the other types of digital assets in which we began investing and trading in 2026 involve a new and rapidly evolving industry of which blockchain technology is a prominent, but not unique, part. The growth of the digital asset industry in general, and distributed ledger technology that supports digital assets, is subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as distributed ledger technology, include:

●	continued worldwide growth in the adoption and use of digital assets;

●	the limited operating histories of many cryptocurrency networks, which have not been validated in production and are still in the process of developing and making significant decisions that will affect the design, supply, issuance, functionality, and governance of their respective digital assets and underlying blockchain networks;

●	government and quasi-government regulation of digital assets and their use, or restrictions on or regulation of access to and operation of applicable distributed ledger technology or systems that facilitate their issuance and secondary trading;

●	the taxation, and tax-related reporting, of transactions involving digital assets by the United States and other jurisdictions;

●	the maintenance and development of the open-source software protocols of certain blockchain networks used to support digital assets;

●	quantum computing, which poses a critical technical challenge to the viability of current digital asset standards underpinning blockchain technology and digital assets, as sufficiently powerful quantum computers could potentially break widely used encryption algorithms;

●	other advancements in technology, including computing power, that may adversely affect the respective cryptocurrency networks, render existing distributed ledger technology obsolete, inefficient, or fail to remediate or introduce new bugs and security risks;

●	the use of the networks supporting digital assets for developing smart contracts and distributed applications;

●	development of new technologies for mining and staking and the rewards and transaction fees for miners or validators on digital asset networks;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and

●	general economic conditions and the regulatory environment relating to digital assets.

Many digital asset networks, including Bitcoin and Ethereum, operate on open-source protocols maintained by groups of core developers. The open-source structure of these network protocols means that certain core developers and other contributors may not be compensated, either directly or indirectly, for their contributions in maintaining and developing the network protocol. A failure to properly monitor and upgrade network protocol could damage digital asset networks. As these network protocols are not sold and their use does not generate revenues for development teams, core developers may not be directly compensated for maintaining and updating the network protocols. Consequently, developers may lack a financial incentive to maintain or develop the network, and the core developers may lack the resources to adequately address emerging issues with the networks. There can be no guarantee that developer support will continue or be sufficient in the future. To the extent that material issues arise with certain digital asset network protocols and the core developers and open-source contributors are unable or unwilling to address the issues adequately or in a timely manner, such digital asset networks, and any corresponding digital assets held may be adversely affected.

Digital assets represent a new and rapidly evolving industry, and the market price of our Common Stock may in the future be impacted by the acceptance of stablecoins and other digital assets.

Digital assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. The Bitcoin network was first launched in 2009 and bitcoins were the first cryptographic digital assets created to gain global adoption and critical mass. Cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. If we continue investing significant funds in stablecoins and other digital assets, our results of operations and the market price of our Common Stock may be closely correlated with the acceptance and perception of such digital assets. As a result, the realization of one or more of the following risks could materially adversely affect the market price of our Common Stock:

●	Bitcoins have only recently become selectively accepted as a means of payment by some retail and commercial outlets, and use of bitcoins by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from digital asset trading platforms, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin. As a result, the prices of bitcoins are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

●	Banks may choose to not provide banking services, or may choose to cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as bitcoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.

●	Some digital asset networks and digital asset trading platforms or businesses that facilitate transactions in digital assets (including bitcoin) may be at an increased risk of having banking services cut off if they introduce or use certain privacy-preserving features. This is due to concerns that such features could interfere with anti-money laundering duties and economic sanctions checks.

●	Users, developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks.

Digital assets are a new asset class and represent a technological innovation and they are subject to a high degree of uncertainty. The adoption of digital assets will require growth in usage and in the blockchain technology generally for various applications. Adoption of digital assets will also require greater regulatory clarity. A lack of expansion in use of digital assets and blockchain technologies would adversely affect our financial performance. In addition, there is no assurance that digital assets generally will maintain their value over the long term. The value of digital assets is subject to risks related to our use. If growth in the use of digital assets generally occurs in the near or medium term, there is no assurance that such use will continue to grow over the long term. A contraction in use of digital assets may result in increased volatility or a reduction in digital asset prices, which would materially and adversely affect our investment and trading strategies, the value of our assets and the value of any investment in us.

Due to a lack of familiarity and some negative publicity associated with digital asset trading platforms, existing and potential customers, counterparties and regulators may lose confidence in digital asset trading platforms.

Since the inception of the cryptoeconomy, numerous digital asset trading platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, customers of these platforms were not compensated or made whole for their losses. Larger platforms are more appealing targets for hackers and malware, and may also be more likely to be targets of regulatory enforcement actions. For example, in 2022 and 2023, each of Celsius Networks, Voyager Digital, Three Arrows Capital, FTX and Genesis declared bankruptcy. In particular, in November 2022, FTX-which was at the time one of the world’s largest and most popular digital asset trading platforms-became insolvent, and it was revealed that the platform had been misusing customer assets. These events resulted in a loss of confidence in the broader cryptoeconomy, adverse reputational impact to digital asset platforms, increased negative publicity surrounding crypto more broadly, heightened scrutiny by regulators and lawmakers and a call for increased regulation of digital assets and digital asset platforms.

In addition, there have been reports that a significant amount of trading volume on digital asset trading platforms is fabricated and false in nature. Such reports may indicate that the market for digital asset trading platform activities is significantly smaller than otherwise understood.

Negative perception, a lack of stability and standardized regulation in the cryptoeconomy, and the closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, hackers or malware, or government mandated regulation, and associated losses suffered by customers may reduce confidence in the cryptoeconomy and result in greater volatility of the prices of assets, including significant depreciation in value. If we continue investing significant funds into digital assets, any of these events could have an adverse impact on our financial condition and our business.

The foreign and U.S. tax treatment of transactions in digital assets is unclear.

Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the foreign and U.S. federal income tax treatment of digital assets are uncertain. Our operations and dealings in or in connection with digital assets, as well as transactions in digital assets generally, could be subject to adverse tax consequences in the United States, including as a result of development of the legal regimes surrounding digital assets, and our operating results, as well as the price of digital assets, could be adversely affected thereby.

Many significant aspects of the U.S. federal income tax treatment of digital assets (including with respect to the amount, timing and character of income recognition) are uncertain. In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. From time to time, the IRS has released other notices and rulings relating to the tax treatment of virtual currency or digital assets reflecting the IRS’s position on certain issues. The IRS has not addressed many other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions.

There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various digital asset transactions including, but not limited to, lending and borrowing digital assets, staking, and other digital asset products that we offer. Although we believe our treatment of digital asset transactions for federal income tax purposes is consistent with current public positions of the IRS and/or existing U.S. federal income tax principles, because of the rapidly evolving nature of digital asset innovations and the increasing variety and complexity of digital asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain digital asset offerings for U.S. tax purposes, which could adversely affect the vitality of our business. We do not intend to request a ruling from the IRS on these issues, and we will take positions on these and other U.S. federal income tax issues relating to digital assets that we believe to be reasonable.

There can be no assurance that the IRS, U.S. state revenue agencies, or other foreign tax authorities will not alter their respective positions with respect to digital assets in the future or that a court would uphold the treatment set forth in existing positions. It also is unclear what additional tax authority positions, regulations, or legislation may be issued in the future on the treatment of existing digital asset transactions and future digital asset innovations under U.S. federal, U.S. state, or foreign tax law. Any such developments could result in adverse tax consequences for holders of digital assets and could have an adverse effect on the value of digital assets and the broader digital assets markets. Future technological and operational developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. and foreign tax purposes. The uncertainty regarding tax treatment of digital asset transactions could impact our business, both domestically and abroad.

Blockchain networks, digital assets and the digital asset trading platforms on which these assets are traded are dependent on internet and other blockchain infrastructure, which are susceptible to system failures, security risks and rapid technological change.

The success of cryptocurrency-based blockchain and other digital asset platforms will depend on the continued development of a stable public infrastructure, with the necessary speed, data capacity and security, and the timely development of complementary products such as high-speed modems for providing reliable internet access and services. Digital assets have experienced, and are expected to continue to experience, significant growth in the number of users and amount of content. Blockchains will continue to be increasingly interconnected with other blockchains and real-world applications. As services and applications continue to be built on top of blockchains, they will place increased reliance on third-party infrastructure providers, including in connection with cross-chain bridges and messaging, liquidity providers, wallets, data feeds and oracles. Reliance on any of these third-parties introduces additional risks and points of failure. There is no assurance that the relevant digital asset infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the technology will not be adversely affected by this continued growth. There is also no assurance that the infrastructure or complementary products or services necessary to make digital assets a viable product for their intended use will be developed in a timely manner, or that such development will not result in the requirement of incurring substantial costs to adapt to changing technologies. The failure of these technologies or platforms or their development could materially and adversely affect our investment and trading strategies, the value of our assets and the value of any investment in us. Any number of anticipated or unforeseen technical changes, software upgrades, soft or hard forks, cybersecurity incidents or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our systems. If our third-party providers are unable to identify, troubleshoot and resolve any such issues successfully, they may no longer be able to support certain cryptocurrencies or blockchain networks, our assets may be frozen or lost, the security of our hot or cold wallets may be compromised and their systems and technical infrastructure may be affected, all of which could adversely impact the success of our business, financial condition and results of operations. Cryptocurrencies are created, issued, transmitted, and stored according to protocols run by computers in the cryptocurrency network. It is possible these protocols have undiscovered flaws or could be subject to network scale attacks which could result in losses to us.

If we hold digital assets through custodial arrangements or otherwise rely on private keys in the future, the loss, theft, destruction, or compromise of such private keys could result in the loss of digital assets and other adverse consequences.

Access to and transfer of digital assets generally requires the use of private cryptographic keys associated with a digital asset wallet. If we hold digital assets directly or through one or more custodians in the future, the security and availability of those private keys would be critical to our ability to access, transfer, and safeguard our digital assets. If private keys are lost, destroyed, stolen, compromised, or otherwise become inaccessible, and any backup or recovery mechanisms are unavailable or ineffective, the associated digital assets may become permanently inaccessible or may be misappropriated by unauthorized parties.

In connection with any future digital asset activities, we may rely on third-party custodians, wallet providers, or other service providers to store, safeguard, or administer digital assets. Such service providers may experience cybersecurity incidents, hacking events, insider misconduct, operational failures, technological malfunctions, data loss, or other disruptions that could impair their ability to safeguard or provide access to digital assets. In addition, digital asset wallets, blockchain networks, smart contracts, and related technologies may be vulnerable to security breaches, software defects, coding errors, phishing attacks, private key compromises, or other malicious activities.

If any private keys associated with digital assets owned by us or held on our behalf are compromised, or if any custodian or service provider is unable to access or recover such private keys, we could lose access to some or all of our digital assets. Any such event could result in financial losses, litigation, regulatory investigations or enforcement actions, reputational harm, increased compliance costs, operational disruptions, and other adverse effects on our business, financial condition, and results of operations.

Furthermore, to the extent we expand our digital asset activities in the future to include customer-facing products or services, any loss of or inability to access digital assets could adversely affect our customers, expose us to contractual or legal liabilities, and damage our reputation and relationships with customers, counterparties, and regulators.

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

On June 3, 2026, the closing price of our Common Stock was $1.21. Pursuant to Nasdaq Rule 5810(c)(3)(A)(iii), if the closing price of our Common Stock is $0.10 or less for 10 consecutive trading days, we will be issued a Staff Delisting Determination by Nasdaq. If we receive a Staff Delisting Determination Letter resulting from our Common Stock trading at or below $0.10 for 10 consecutive trading days, we will have 7 calendar days to request a hearing before a Nasdaq hearings panel to review the Staff Delisting Determination, which will determine the delisting of our Common Stock by Nasdaq. A hearing would then take place within 45 days of the hearing request to determine whether or not our Common Stock would be delisted. If, in the future, we receive a Staff Delisting Determination there can be no assurance that we would be successful in preventing a determination by the Nasdaq hearing panel that our stock will be delisted.

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

Additionally, in January 2026, Nasdaq proposed a rule change that would require companies listed on the Nasdaq Global and Capital Markets to maintain a minimum market value of listed securities (“MVLS”) of at least $5 million. If adopted, this requirement would represent an additional continued listing standard applicable to our Common Stock. Under the proposed rule, if a company’s MVLS falls below $5 million for 30 consecutive business days, Nasdaq would immediately suspend trading and delist the company’s securities, with no compliance or cure period. Unlike some other Nasdaq listing deficiencies, the proposed rule would not provide an opportunity to regain compliance prior to suspension, and a hearing request would not stay the suspension of trading. As of the date of this report, the Company’s MVLS is below $5 million. In addition, the market value of our Common Stock may fluctuate significantly due to a number of factors, many of which are outside of our control, including market conditions, investor sentiment toward small-cap companies, our operating performance, and general economic conditions. As a result, we may be unable to maintain the required MVLS threshold at all times. If this proposed rule is approved and adopted, any sustained decline in our MVLS below $5 million could result in the immediate suspension and delisting of our Common Stock from Nasdaq.

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

If, for example, the market for real estate-related stocks or the stock market in general experiences loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of our Common Stock.

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

During the period from December 31, 2024 to September 30, 2025, the Company mistakenly issued an aggregate 31 shares (as adjusted for the reverse stock split effected on July 7, 2025, January 26, 2026 and April 20, 2026) of restricted common stock to its contractors pursuant to Third Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan (a part of the La Rosa Holdings Corp. 2022 Equity Incentive Plan, as amended), as free trading shares (the “Sales”). At the time of issuance of such securities, the Company mistakenly relied on the Registration Statement on Form S-8 (File No. 333-275118) filed by the Company with the SEC and declared effective upon such filing on October 20, 2023, while the shares issued in such Sales were not registered pursuant to such registration statement.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected to avail ourselves of the extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Risks Relating to the Restatement of the Prior Financial Statements

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated them, which was time-consuming, expensive and could expose us to additional risks that could have a negative effect on us.

As discussed in the Explanatory Note of this Comprehensive Form 10-K and in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” under Item 8 of this Comprehensive Form 10-K, we have concluded that the Prior Financial Statements should not be relied upon. We have restated our previously issued (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2024, included in the 2024 10-K, and (ii) unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2024, through September 30, 2025, included in the Form 10-Qs. The restatement process was time-consuming and expensive and could expose us to additional risks that could have a negative effect on us. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of the Prior Financial Statements and the ongoing remediation of material weaknesses in our internal control over financial reporting related to the restatement (see Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K for a description of these remediation measures). To the extent our remediation actions are not successful, we could be required to incur additional time and expense. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement of the Prior Financial Statements and these ongoing remediation efforts. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

The restatement of the Prior Financial Statements may lead to future stockholder litigation.

Lawsuits may be commenced against the Company and its officers and directors based in part or whole on allegations related to the restatement of the Prior Financial Statements. As with any substantial litigation, the Company expects to devote significant time, attention and resources to the defense of the litigation, which may have a material adverse effect on the Company even if the litigation is resolved in a manner favorable to the Company, and cannot predict when or how the litigation will be resolved or estimate what the potential loss or range of loss would be, if any.

If we continue to fail to maintain an effective system of disclosure controls and fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Based upon evaluation of our Chief Executive Officer and Interim Chief Financial Officer as of December 31, 2025, our disclosure controls and procedures are ineffective, as we are a smaller reporting company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls. We are continuing to develop our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the applicable time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

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

Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Section 404 of the Sarbanes-Oxley Act requires that we include a report from management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Based on evaluation of our Chief Executive Officer and Interim Chief Financial Officer as of December 31, 2025, our management has identified material weaknesses primarily related to deficiencies in our overall control environment including limited accounting resources, inadequate segregation of duties, and the absence of formalized policies and procedures. In addition, the Company did not maintain effective controls over (i) significant accounting estimates and judgments, including the goodwill impairment assessment and the income tax provision prepared by external consultants, (ii) revenue recognition, including the determination of gross versus net presentation under ASC 606, which resulted in errors in previously issued financial statements and the restatement of the Prior Financial Statements, (iii) the preparation, review, and approval of its periodic SEC filings to ensure the completeness, accuracy, and consistency of financial disclosures, and (iv) controls and processes related to cybersecurity risk management. Management has therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level.

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

Our Chief Technology Officer (“CTO”), reporting to the CEO, is primarily responsible for addressing cybersecurity risks. The Company adopted Technology Use Policy and Procedures, pursuant to which a chief technology officer is responsible for overseeing IT infrastructure, cloud systems, access controls, and data protection practices, including implementation of multi-factor authentication, password management, and backup and recovery processes. Our CTO has respective experience. The CEO provides executive oversight, ensuring appropriate prioritization, resources, and alignment of cybersecurity initiatives with the Company’s overall risk management strategy. The CTO and CEO monitor cybersecurity risks through established processes, including system monitoring and logging, a centralized support ticketing system for incident tracking, mandatory reporting of suspicious activity, annual user training, third-party audits, and the use of preventative controls. The CTO leads incident response efforts and keeps the CEO informed of material developments.

The CTO and CEO provide updates to the Board of Directors on cybersecurity risks. These updates include assessments of the Company’s cybersecurity risk profile, status of mitigation efforts, results of internal and third-party audits.

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

The Company is in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments, and developing an incident response strategy. Our goal is to establish a full cybersecurity framework that is commensurate with our size, complexity, and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

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

Item 2. Properties.

We lease our principal executive office, which is located in the La Rosa Building at 1420 Celebration Boulevard, 2nd Floor, Celebration, Florida 34747. Our total office space at the principal executive office is approximately 3,000 square feet consisting of an open agent bullpen and technology and print resource area, private and group offices for staff, storage, a conference room, and several multi-purpose spaces including a media set, Zoom room, and a training / large conference room. During 2023, we began leasing additional office space for our subsidiary, La Rosa Realty, on the first floor of the La Rosa Building totaling 1,900 square feet. The Company leases this corporate office from an entity controlled by the Company’s Chief Executive Officer, Joseph La Rosa, and Michael La Rosa, a former Board member of the Company and Mr. La Rosa’s brother. There was a written lease, which included minimum monthly rent of $5,300, with a term that ended in June 2025. The parties have agreed to continue on a month-to-month basis.

Our business does not require significant property space. As a real estate brokerage business, we support our agents primarily via mobile technology and video conferencing. However, we do create a primary location for each of our subsidiaries. We lease all our space, as we are flexible on how the space is utilized. Our subsidiaries have space that range from 360 square feet to 4,700 square feet, with relatively short terms, so as to minimize our rental expense given our ability to easily relocate. The aggregate rent expense of the Company for the years ending December 31, 2025 and December 31, 2024 was $181,929 and $139,200, respectively.

We believe our office space is adequate for at least the next 12 months.

In addition, in February 2026, we entered into a contract to acquire a strategically located parcel of land in Osceola County, one of the fastest-growing regions in Central Florida. There can be no assurances that such transaction will be consummated.

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

On February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000. Original mediation was scheduled for August 25, 2025, with a second mediation set for April 28, 2026. Discovery is proceeding and the trial is set for October 2026. The Company denies the merits of the claims and intends on vigorously defending the litigation.

On March 5, 2025, Joshua Epstein, our former employee and Chief Strategy Officer, filed a civil lawsuit in Osceola County, Florida Circuit Court alleging claims for breach of contract, promissory estoppel, conversion, unjust enrichment, breach of good faith and fair dealings, fraud in the inducement, and to recover alleged unpaid compensation in the amount of $100,000 from the Company. The Company strongly opposed and denied these claims. Original partial mediation occurred on September 5, 2025. A second mediation is expected to be set in the near future. The case trial is scheduled for April 2027. The Company denies the merits of the claims and intends on vigorously defending the litigation.

On June 5, 2025, an employee, who served as our Senior Human Resources and Payroll Specialist from July 10, 2024 to August 19, 2024, filed a civil lawsuit against the Company in the Circuit Court of Osceola County, Florida. The employee is seeking a jury trial claiming $50,000 in damages and that the Company terminated her employment in violation of SS 448.102(3). On July 9, 2025, the Company responded to the complaint with its answer and affirmative defenses, effectively denying all of the plaintiff’s claims. In March of 2026 discovery and depositions began. The case remains pending.

On January 13, 2026, Martin Scott CFO Consulting Services, Inc. filed a civil lawsuit against the Company and La Rosa Realty, LLC, in the Circuit Court of Palm Beach County for breach of contract, open account, account stated, and unjust enrichment. The plaintiff stated that he had a contract with the defendants and is owed unpaid fees of approximately $29,000 and legal expenses. The Company settled this lawsuit on April 20, 2026 for the amount of $22,000.

On January 30, 2026, the Company and La Rosa Realty Orlando LLC filed a civil lawsuit against Reinaldo Zapata and Viviana Figueroa in the Circuit Court of Orange County. The case involved an action for dissolution of La Rosa Realty Orlando LLC, action for conversion against Reinaldo Zapata, and an action for damage for breach of employment agreement against Reinaldo Zapata. The case was settled on April 4, 2026 as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026.

On February 1, 2026, Stacy-Ann Blair and Delroxry Blair filed a civil lawsuit against La Rosa Realty CW Properties, et. al. in the Circuit Court of Orange County, Florida, stating that La Rosa CW Properties failed to disclose a family relationship with one or more of its sellers, creating a material conflict of interest. The plaintiffs claim breach of contract, unjust enrichment, fraudulent and negligent misrepresentation, and civil theft and seeking damages of approximately $9,600. The Company filed a motion to dismiss, which was further amended. A case management conference is being scheduled for July-August 2026 and the mediation is set for July 2026. The Company denies the merits of the claims and intends on vigorously defending the litigation.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as described above, we are not presently a party to any material pending or threatened legal proceedings.

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

On June 3, 2026, the closing price for our Common Stock as reported on The Nasdaq Capital Market was $1.21 per share.

Holders of Common Stock

On June 3, 2026, there were 362 holders of record of our Common Stock. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.”

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

Unregistered Sales of Equity Securities

In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K and in the Quarterly Reports on Form 10-Q filed by the Company with the SEC, during the year ended December 31, 2025 the Company issued the following equity securities which were not registered under the Securities Act:

The Company issued an aggregate of 1,581 shares of unregistered common stock to contractors pursuant to Third Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan.

Unless otherwise noted, the securities above were issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act, in light of the fact that none of the issuances involved a public offering of securities and no solicitation or advertisements for such securities were made by any party.

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted the 2022 Equity Incentive Plan (the “Original 2022 Plan”) that was approved by our stockholders and effective as of January 10, 2022. On September 19, 2024, our Compensation Committee and our Board of Directors approved Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (the “Amended 2022 Plan”). Our stockholders approved Amended 2022 Plan on November 19, 2025 and it replaced the Original 2022 Plan in its entirety. On July 9, 2025, our Compensation Committee, our Board of Directors, and the stockholders holding a majority of the voting power of the Company (by written consent in lieu of a stockholders’ meeting) approved the Second Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan, as amended (the “2022 Plan”). The 2022 Plan became effective on August 11, 2025, replaced the Amended 2022 Plan in its entirety and was further amended on December 11, 2025.

The 2022 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of Common Stock, or a reorganization or reclassification of the Company’s Common Stock, as of the date of this Comprehensive Form 10-K, the maximum aggregate number of shares of Common Stock which may be issued pursuant to awards under the 2022 Plan is 5,846 shares as adjusted for reverse stock splits, of which 3,720 shares are issued and outstanding and 2,126 are reserved for future issuance inclusive of annual increases. Such shares of Common Stock are made available from the authorized and unissued shares of the Company. The maximum number of shares that are subject to awards under the 2022 Plan is subject to an annual increase equal to the least of (a) 500,000 shares, (b) a number of shares equal to ten percent (10%) of the total number of shares of all classes of Common Stock outstanding on the last day of the immediately preceding fiscal year, or (c) such number of shares determined by the administrator of the plan no later than the last day of the immediately preceding fiscal year.

For more information about our 2022 Plan, see Part III Item 11 – “Executive Compensation” of this report which is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2025:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2022 Equity Incentive Plan:
Equity compensation plans approved by security holders	558	$11,673.68	610
Equity compensation plans not approved by security holders	—	—	—
Total	558	$11,673.68	610

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements and Industry Data.” This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this report.

The discussion in this section has been impacted by the restatement described in the Explanatory Note at the beginning of this Comprehensive Form 10-K and in Note 2 and Note 3 of the consolidated financial statements of this Comprehensive Form 10-K. Certain of the financial and other information provided in this Management’s Discussion and Analysis of our Financial Condition and Results of Operations has been updated to reflect the restatement adjustments.

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

Our agent centric methodology, our advanced technology, and ancillary services, such as property management, will enable us to organically grow our agent base with virtually no incremental cost. In environments with increasing mortgage rates and declining sales transactions, we believe our model is more attractive to real estate agents, who retain more of their commission proceeds compared to traditional brokerage models. In fact, we have organically increased our agent count by just over 31 percent from December 31, 2022 to December 31, 2025.

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

On October 12, 2023, we consummated our initial public offering (the “IPO”). Since then, we acquired majority ownership of the following franchisees of the Company: Nona Legacy Powered By La Rosa Realty, Inc. (formerly, La Rosa Realty Lake Nona Inc.), Horeb Kissimmee Realty, LLC, La Rosa Realty Georgia LLC, La Rosa Realty California, and La Rosa Realty Success LLC and 100% ownership of the following franchisees of the Company: La Rosa Realty Orlando, LLC, La Rosa Realty Premier, LLC, La Rosa CW Properties, LLC, La Rosa Realty North Florida LLC, La Rosa Realty Winter Garden LLC, BF Prime LLC, FPG Title Group, LLC (formerly, Nona Title Agency LLC), La Rosa Realty Lakeland LLC (DBA La Rosa Realty Prestige), La Rosa Realty Beaches LLC, and Baxpi Holdings LLC. In December 2023, we also formed our majority owned subsidiary La Rosa Realty Texas LLC. In December 2024, we opened our first office and wholly owned subsidiary in North Carolina, La Rosa Realty NC LLC. In January 2025, we formed LR Luxury, LLC, engaged mostly in the residential real estate brokerage business. In April 2025, we formed LR Agent Advance, LLC, offering a commission advancement program exclusively for La Rosa agents. In 2025, we also formed LR Realty Spain, S.L., our wholly owned subsidiary in Spain.

 During the fiscal year ended December 31, 2025, in an effort to simplify our corporate structure, we dissolved Baxpi Holdings LLC, which was non-operational, La Rosa Realty NC LLC, which was not profitable, and La Rosa Realty Success LLC, agents of which were moved to La Rosa CW Properties LLC. In February 2026, we also sold our majority interests in Horeb Kissimmee Realty, LLC to the minority member of that entity.

Description of Our Revenues

Our financial results are primarily driven by the total number of sales agents in our Company, the number of sales agents closing residential real estate transactions, the number of sales agents utilizing our coaching services, the number of agents who work with our franchisees, and the number of properties under management. We grew our agent count by 18 percent from 2,581 as of December 31, 2024 to 3,050 as of December 31, 2025.

The majority of our revenue is derived from a stable set of fees paid by our brokers, franchisees, and consumers. We have multiple revenue streams, with the majority of our revenue derived from commissions paid by consumers who transact business with our franchisees’ agents, royalties paid by our franchisees, dues and technology fees paid by our sales agents, our franchisees, and our franchisees’ agents. Our major revenue streams come from such sources as: (i) residential real estate brokerage revenue, (ii) revenue from our property management services, (iii) franchise royalty fees, (iv) fees from the sale or renewal of franchises and other franchise revenue, (v) coaching, training and assistance fees, (vi) brokerage revenue generated transactionally on commercial real estate, (vii) fees generated from title services revenue and insurance and (viii) fees from our events and forums.

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

Inflation and Market Interest Rates

The benchmark 30-year fixed conforming mortgage rate rose to a peak of about 8% during the second half of 2023, according to Freddie Mac data. That interest rate then retreated to between 6.08% and 7.22% during 2024 and between 6.15% to 7.04% during 2025. Consequently, housing demand remained soft, prices are rising, consumer sentiment has weakened, and home sales are declining. The U.S. Federal Reserve continues to take action intended to address inflation. The Federal Reserve Board maintained the federal funds rate at 533 basis points from August of 2023 through mid-September 2024, when it was reduced to 483 basis points. In February 2026, the federal funds rate was 364 basis points. The fluctuations impact interest rates, which significantly contribute to mortgage rate adjustments. In February 2026, the existing home sales market decreased 1.2% compared to February 2025 according to the NAR. This decline had an adverse impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home. Continuing poor housing market conditions would adversely affect our operating performance and results of operations.

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

On October 31, 2023, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found the NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages on claims that these companies conspired to artificially inflate brokerage commissions, which is in violation of federal antitrust law (the “Burnett Ruling”). The verdict was appealed on October 31, 2023. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms. That same day, the NAR, EXP World Holdings, Inc., Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, Douglas Elliman, Inc., The Keyes Company, Illustrated Properties, LLC, Baird & Warner, Inc., Real Estate One, Inc., and others were named as defendants in Gibson v. National Association of Realtors (U.S. District Court for the Western District of Missouri), alleging a similar fact pattern and antitrust violations. On or about March 15, 2024, NAR agreed to settle the Burnett Ruling, along with a sister litigation, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions. On November 26, 2024, the NAR Settlement was granted over objections, The final approval order is currently being appealed. If the NAR Settlement is sustained on appeal, it is expected to resolve claims against the NAR and certain companies related to this matter. The terms of the NAR Settlement provide that NAR has agreed to put in place a new rule prohibiting offers of compensation on the MLS, as well as adopt new rules requiring written agreements between buyers and buyers’ agents.

On March 22, 2024, real estate brokerage company Compass Inc. (“Compass”) announced that it will pay $57.5 million as part of a proposed settlement to resolve lawsuits over real estate commissions and agreed to change its business practices to ensure clients can more easily understand how brokers and agents are compensated for their services. Compass’s motion for final approval of the settlement agreement was granted on October 31, 2024 and the settlement agreement is now effective. The final approval ruling was appealed by certain class members that objected to the settlement and is now pending before the United States Circuit Court of Appeals for the Eighth Circuit. In the same litigation, the court granted final approval of multiple additional settlements, including (i) an $8.62 million settlement on June 25, 2025 involving The Keyes Company, Illustrated Properties, LLC, Baird & Warner, Inc., Real Estate One, Inc., and other defendants, and (ii) a $42 million settlement on February 5, 2026 involving William Raveis Real Estate Inc., Hanna Holdings Inc., Windermere Real Estate Services Company Inc., Exit Realty Corp. International, Exit Realty Corp. USA, and William L. Lyon & Associates Inc.

These settlements may result in changes in the way real estate brokers are compensated for their services. Most notably, home sellers may no longer be required to pay buyer agent commissions which would result in lower buyer agent compensation. We cannot predict the full breadth of the outcome of these lawsuits but believe that they may result in a significant adverse effect on our financial condition and results of operations for the foreseeable future.

The Company will continue to monitor ongoing and similar antitrust litigation against our competitors. However, the litigation and its ramifications could cause unforeseen turmoil in our industry, the impacts of which could have a negative effect on us as an industry participant.

Recent Accounting Pronouncements

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to the consolidated financial statements in Part II, Item 8 of this Comprehensive Form 10-K.

Results of Operations

Revenue

	Year Ended December 31,		Change
	2025	2024 (restated)	$	%
Real Estate Brokerage Services (Residential)	$66,547,103	$57,024,911	$9,522,192	17%
Franchising Services	129,702	329,069	(199,367)	-61%
Coaching Services	443,863	568,516	(124,653)	-22%
Property Management (1)	395,291	348,721	46,570	13%
Real Estate Brokerage Services (Commercial)	694,133	327,912	366,221	112%
Title Settlement and Insurance	297,714	83,010	214,704	259%
Total Revenue	$68,507,806	$58,682,139	$9,825,667	17%

(1)	Management identified that certain property management fee revenue for the year ended December 31, 2024 had been incorrectly recorded on a gross basis. Revenue should have been presented on a net basis reflecting only the fee retained by LRPM. See Note 2 Restatement of Previously Issued Consolidated Financial Statements.

Real Estate Brokerage Services (Residential)

Residential real estate services revenue increased $9.5 million, or 17%, in the year ended December 31, 2025 against the comparable prior year period. The increase was primarily related to $9.8 million of revenue due to a full year of income from the seven acquisitions completed in fiscal year 2024.

Franchising Services

Franchising services revenue decreased $199 thousand, or 61%, in the year ended December 31, 2025 against the comparable prior year period. The decrease is primarily attributable to the six franchise acquisitions during fiscal year 2024, which no longer contribute to franchising royalty fees. Our remaining franchisees saw a slight increase in revenue due to market conditions in our residential services stabilizing in 2024, which partially offset the decline in franchising royalty fee revenue. Franchising royalties would be expected to decline as the acquisition of additional franchises continues.

Coaching Services

Coaching services revenue declined by $125 thousand, or 22%, in the year ended December 31, 2025 against the comparable prior year period. This is attributable to a shift in focus by management in the agent plans to focus on agent count growth that does not require coaching. This was done in anticipation of boosting transaction volume.

Property Management

Property management revenue increased $47 thousand, or 13%, in the year ended December 31, 2025 against the comparable prior year period primarily due to increases in application fees despite a reduction in total properties managed.

Real Estate Brokerage Services (Commercial)

Residential real estate services revenue increased $366 thousand, or 112%, in the year ended December 31, 2025 against the comparable prior year period. The increase was driven mostly organically due to a change in the segments management.

Title Settlement and Insurance

Revenues increased $215 thousand, or 259%, in the year ended December 31, 2025 against the comparable prior year period. The increase is due to reporting full year of revenue for the first time since this segment was acquired in August of 2024.

Gross Proft and Gross Margin

	Year Ended December 31,		Change
	2025	2024	$	%
Real Estate Brokerage Services (Residential)	$6,264,127	$5,340,029	$924,098	17%
Gross Margin	9.4%	9.4%	0.0%
Franchising Services	$(210,700)	$(159,067)	$(51,633)	32%
Gross Margin	-162.4%	-48.3%	-114.1%
Coaching Services	$175,781	$258,228	$(82,447)	-32%
Gross Margin	39.6%	45.4%	-5.8%
Property Management	$318,316	$341,206	$(22,890)	-7%
Gross Margin	80.5%	3.1%	77.5%
Real Estate Brokerage Services (Commercial)	$123,151	$89,873	$33,278	37%
Gross Margin	17.7%	27.4%	-9.7%
Title Settlement and Insurance	$297,714	$83,010	$214,704	259%
Gross Margin	100.0%	100.0%	0.0%
Total Gross Profit	$6,968,389	$5,953,279	$1,015,110	17%
Total Gross Margin	10.2%	8.6%	1.6%

Real Estate Brokerage Services (Residential)

The percentage of gross margin remained the same year over year. Gross margin related to residential real estate brokerage services increased $924 thousand, or 17%, in the year ended December 31, 2025 against the comparable prior year period. The increase was driven in part by an increase in revenue of $9.5 million and a related cost of revenue increase of $8.6 million primarily from the seven acquisitions completed during fiscal year 2024. Therefore, gross margin remained relatively constant year-over-year.

Franchising Services

The percentage of gross margin declined by 114.1%. Gross margin related to franchising services declined by $52 thousand. The decline is attributable to the acquisitions of the seven acquisitions in 2024 related to franchises. As a result, this decreased the franchising revenues and costs though not necessarily proportionally due to changes in aspects of cost of sales.

Coaching Services

The percentage of gross margin declined by 5.8%. Gross margin related to coaching services declined by $82 thousand, primarily due to a change in operations which do not require the coaching services for certain plans, to expediate onboarding, therefore this resulted in the overall reduction of coaching revenues and cost of sales throughout 2025 as compared to 2024.

Property Management

The percentage of gross margin declined by 77.5%. Gross margin related to property management services declined by $23 thousand the year ended December 31, 2025 against the comparable prior year period. The increase in property management costs is related to fixed costs of sales that did not change while the number of properties under management declined.

Real Estate Brokerage Services (Commercial)

The percentage of gross margin declined year over year. Gross margin related to commercial real estate brokerage services increased $33 thousand, or 37%, in the year ended December 31, 2025, against the comparable prior year period. The change was driven in part by an increase in revenue of $366 thousand and a related cost of revenue increase of $333 thousand primarily from organic growth.

Title Settlement and Insurance

The percentage of gross margin increased by 259%. Gross margin related to title settlement and insurance increased by $215 thousand for the year ended December 31, 2025 against the comparable prior year period due to a full year of activity as this segment was acquired in August of 2024.

Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2025	2024	$	%
Sales and Marketing	$1,542,680	$1,007,077	$535,603	53%
Payroll and benefits	6,087,560	4,339,402	1,748,158	40%
Rent and other	1,542,322	1,070,708	471,614	44%
Professional fees	3,231,891	1,594,262	1,637,629	103%
Office	287,674	384,218	(96,544)	-25%
Technology	710,319	372,010	338,309	91%
Insurance, training and other	559,329	614,145	(54,816)	-9%
Public company costs	761,838	1,231,872	(470,034)	-38%
Amortization and depreciation	689,039	1,018,934	(329,895)	-32%
Total SG&A Expenses	$15,412,652	$11,632,628	$3,780,024	32%

Selling, general and administrative costs increased $3.8 million, or 32%, in the year ended December 31, 2025 against the comparable prior year period. Sales and marketing costs increased as the Company worked to expand and grow the business.

Payroll and benefits increased $1.7 million or 40%, in the year ended December 31, 2025 against the comparable prior year period primarily due to benefits offered and headcount increases and certain one-time bonuses paid to our executives.

Rent and occupancy increased $472 thousand or 44% in the year ended December 31, 2025 against the comparable prior year period due to the seven acquisitions in 2024.

Professional fees increased $1.6 million, or 103%, in the year ended December 31, 2025 against the comparable prior year period. This increase was primarily due to professional and legal fees incurred related to financing transactions entered into in 2025.

Office and technology costs increased by $242 thousand, or 66%, in the year ended December 31, 2025 against the comparable prior year period. This is primarily due to one-time costs related to upgrading our accounting and internally developed customer resource applications.

Insurance, training and other costs decreased $54 thousand, or 9%, in the year ended December 31, 2025 against the comparable prior year period. This is due to new favorable contracts and using alternative less costly providers for trainings.

Public company costs decreased $470 thousand in the year ended December 31, 2025 against the comparable prior year period. This is due to a reduction in cost related to investor relations and cost related to acquisition activity.

Additionally, as part of total operating cost the Company recognized in December 31, 2025 and 2024, there were impairments of intangible and goodwill for $6,911,134 and $787,438, respectively, due to triggering conditions.

Stock-based compensation

We incurred stock-based compensation of $5.0 million in 2025 based mostly upon restricted stock units granted to consultants ($1.8), agents and employees ($0.5 million) and option grants and restricted Common Stock awards to our CEO pursuant to the terms of his employment agreement and 2022 Plan ($2.7 million).

We incurred stock-based compensation of $4.7 million in 2024 based upon restricted stock units granted to agents and employees ($0.8 million), consultants who provided various services to the company ($1.4 million), an option grant to our CEO pursuant to the terms of his employment agreement ($2.1 million) and an option grant to our COO pursuant to her employment agreement ($400,000).

Other Income (Expense), Net

Other expense, net for the year ended December 31, 2025 was $10.1 million compared to other expense, net of $3.2 million for the comparable prior year. The 2025 expense was mostly due to $15.4 million in expenses related to our convertible debt and associated warrants, partially off-set by a $4.0 million gain on the extinguishment of debt and a $0.9 million change in the fair value of derivative liabilities.

Liquidity and Capital Resources

On December 31, 2025 and 2024 we had cash of $3.1 million and $1.4 million, respectively, on hand.

On February 4, 2025, the Company and an institutional investor entered into the securities purchase agreement, pursuant to which the Company issued to the 2025 Investor: (i) the Initial Note in the original principal amount of $5,500,000 maturing on February 4, 2027; and (ii) sixteen (16) Incremental Warrants, each to purchase additional Notes in an original principal amount up to $2,500,000 at an exercise price of $2,256,250, in substantially the same form as the Initial Note. The purchase price paid by the 2025 Investor under the agreement for the Initial Note and Incremental Warrants was $4,963,750, of which $910,250, $496,191 and $148,724 were used to assume or extinguish other debt for net proceeds of $3,408,585. Remaining funds from the offering were used by the Company to pay-off certain indebtedness of the Company, pay certain outstanding fees and expenses (including expenses of the offering, and fees payable to the placement agent and advisors), acquisitions and general corporate purposes. Of the proceeds from the offering, $354,450 was paid to satisfy, in full, the remaining balance of the standard merchant cash advance agreements with Cedar Advance, LLC, $340,421 was paid to satisfy, in full, the remaining balance of the standard merchant cash advance agreement with Arin Funding, LLC and $910,250 was paid to satisfy, in full, the remaining balance of the senior secured promissory notes with an accredited investor. On June 18, 2025, the Company and 2025 Investor entered into the Exchange Agreement, pursuant to which (among other things) the 2025 Investor surrendered and exchanged all of its Incremental Warrants in exchange for 6,000 shares of the Series B Preferred Stock. The 2025 Investor fully converted the Initial Note, and the Company issued the 2025 Investor 8,215 in 2025 and 750 shares in the first quarter of 2026 for an aggregate of 8,965 shares of Common Stock upon such conversion. See Note 8 – Borrowings to the accompanying consolidated financial statements for further disclosure.

In addition to the debt pay downs during the year ended December 31, 2025, the Company eliminated all warrants tied to the investor senior secured promissory notes outstanding as of December 31,2024. Two of the three warrants were exercised on a cashless basis, with the third warrant being bought back by the Company in the amount of $379,083, fully eliminating these unfavorable ratchet warrants.

During the year ended December 31, 2025, the Company received proceeds from the sale of 3,871 shares of Common Stock pursuant to its sales agreement with AGP (“ATM Agreement”) of $7,496,361. The Company paid the sales agent compensation with respect to sale of such shares in the amount of $105,885.

During the year ended December 31, 2025, the Company sold 500 shares of Common Stock pursuant to the Facility for aggregate proceeds of $111,902.

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

Summary of Cash Flows

	For the year ended December 31,
	2025	2024
Net Cash Used in Operating Activities	$(7,528,859)	$(2,997,307)
Net Cash Used by Investing Activities	$—	$(68,625)
Net Cash Provided by Financing Activities	$8,852,524	$4,202,713

Cash Flows Used in Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $7.5 million, which was primarily attributable to the net loss of $26.5 million, excluding stock-based compensation and changes in operating assets and liabilities. Non-cash provided primarily included: Loss on issuance of senior secured convertible note and warrants, change on fair value of convertible note and warrants, gain on settlement of incremental warrants, amortization and depreciation and debt discount, change in fair value of derivatives, impairment of goodwill and non-cash lease and other expenses totaling $19.0 million.

For the year ended December 31, 2024, net cash used in operating activities was $3.0 million, which was primarily attributable to the net loss of $8.2 million, excluding stock-based compensation and changes in operating assets and liabilities. Non-cash provided primarily included: amortization and depreciation and debt discount, change in fair value of derivatives, impairment of goodwill, loss on extinguishment of debt and non-cash lease and other expenses totaling $3.6 million.

Cash Flows Used in Investing Activities

For the year ended December 31, 2025, there was no cash impact from investing activities.

For the year ended December 31, 2024, net cash used in investing activities was $69 thousand. This was the result of the purchase of property and equipment and cash acquired through acquisitions.

Cash Flows Provided by Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $8.9 million. This was driven by cash flows from debt and equity financing that provided $11.0 million in proceeds. These proceeds were offset by $2.2 million of payments and advances on debt and other financing instruments,

For the year ended December 31, 2024, net cash provided by financing activities was $4.2 million. This was driven by cash flows from debt and equity financing that provided $6.6 million in proceeds. These proceeds were offset by $2.4 of payments and advances on debt and other financing instruments,

Off-Balance Sheet Arrangements

On December 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Estimates

A critical accounting estimate is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements in this report include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions. The Company’s significant estimates in these financial statements are listed below:

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

Income Taxes

We are subject to taxes in the United States. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws. As of December 31, 2025, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We qualify as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and are not required to provide the information required by this Item 7A.

Item 8. Financial Statements and Supplementary Data.

LA ROSA HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

La Rosa Holdings Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of La Rosa Holdings Corp. and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and its operations have not provided positive cash flows. The Company needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Saddle Brook, New Jersey
June 4, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

La Rosa Holdings Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of La Rosa Holdings Corp. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of Previously Issued Financial Statements

As described in Note 2 of the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2024 to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2021 to 2025.

New York, NY

April 15, 2025, except for Note 2 and Note 3, as to which date is June 4, 2026.

La Rosa Holdings Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,086,770	$1,442,901
Restricted cash	1,758,531	1,750,421
Accounts receivable, net of allowance for credit losses of $179,643 and $166,504, respectively	1,252,452	931,662
Other current assets	15,601	1,788
Total current assets	6,113,354	4,126,772

Noncurrent assets:
Restricted cash, net of current	58,972	387,286
Property and equipment, net	6,094	9,411
Right-of-use asset, net	963,991	997,715
Intangible assets, net	4,425,042	5,840,080
Goodwill	1,831,197	8,012,331
Other long-term assets	44,867	33,831
Total noncurrent assets	7,330,163	15,280,654
Total assets	$13,443,517	$19,407,426
Liabilities, Series X Preferred Stock Subject to Redemption and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,895,861	$2,376,704
Accrued expenses	83,876	738,065
Contract liabilities	171,100	7,747
Security deposits and escrow payable	1,758,531	1,750,421
Line of credit	—	148,976
Derivative liability	—	1,607,544
Advances on future receipts	—	618,681
Accrued acquisition cash consideration	30,000	381,404
Notes payable, current	148,757	2,187,673
Lease liability, current	486,481	473,733
Total current liabilities	5,574,606	10,290,948

Noncurrent liabilities:
Note payable, net of current	7,143,803	1,475,064
Security deposits and escrow payable, net of current	58,972	387,286
Lease liability, noncurrent	514,388	545,759
Other liabilities	—	32,950
Total non-current liabilities	7,717,163	2,441,059
Total liabilities	13,291,769	12,732,007

Commitments and contingencies (Note 16)

Series X Preferred Stock Subject to Redemption:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 2,000 and 0 Series X Preferred Stock issued and outstanding at December 31, 2025 and December 31, 2024, respectively	2,000,000	—
Stockholders’ (Deficit) Equity:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 0 and 2,000 Series X shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 6,000 and 0 Series B shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	—
Common stock - $0.0001 par value; 2,000,000,000 shares authorized; 20,963 and 2,772 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	—

Additional paid-in capital	51,010,523	29,123,774
Accumulated deficit	(57,099,883)	(26,555,319)
Total stockholders’ (deficit) equity – La Rosa Holdings Corp. shareholders	(6,089,358)	2,568,455
Noncontrolling interest in subsidiaries	4,241,106	4,106,964
Total stockholders’ (deficit) equity	(1,848,252)	6,675,419
Total Liabilities, Series X Preferred Stock Subject to Redemption and Stockholders’ (Deficit) Equity	$13,443,517	$19,407,426

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024
		(Restated)
Revenue	$68,507,806	$58,682,139

Cost of revenue	61,539,417	52,728,860

Gross profit	6,968,389	5,953,279

Operating expenses:
Sales and marketing	1,542,680	1,007,077
General and administrative	13,869,972	10,625,551
Stock-based compensation — general and administrative	4,980,139	4,730,355
Impairment of goodwill and intangibles	6,911,770	787,438
Total operating expenses	27,304,561	17,150,421

Loss from operations	(20,336,172)	(11,197,142)
Other income (expense)
Interest expense, net	243,825	(403,397)
Gain (loss) on extinguishment of debt	3,961,075	(777,558)
Amortization of debt discount	(63,160)	(649,138)
Change in fair value of derivative liability	899,874	(1,338,506)
Loss on issuance of senior secured convertible note and warrants	(128,836,250)	—
Change on fair value of convertible note and warrants	31,163,415	—
Gain on settlement of incremental warrants	82,299,000	—
Other income, net	257,971	15,745
Loss before income taxes	(30,410,422)	(14,349,996)
Provision for income taxes	—	—
Net loss	(30,410,422)	(14,349,996)
Less: Net income attributable to noncontrolling interests in subsidiaries	134,142	97,567
Net loss after noncontrolling interest in subsidiaries	(30,544,564)	(14,447,563)
Less: Deemed dividend	2,275,264	1,476,044
Net loss attributable to common stockholders	$(32,819,828)	$(15,923,607)

Loss per share of common stock attributable to common stockholders
Basic and diluted	$(3,531)	$(7,844)

Weighted average shares used in computing net loss per share of common stock attributable to common stockholders
Basic and diluted	9,296	2,030

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2025 and 2024

	Preferred Stock Series X		Preferred Stock Series B		Common Stock		Additional Paid—in	Accumulated	Total Stockholders’ Equity	Noncontrolling Interest In	Total
	Shares	Amount	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)	Subsidiaries	Equity
Balance as of December 31, 2023	2,000	$—	—	$—	1,700	$—	$18,017,741	$(12,107,756)	$5,909,985	$3,857,076	$9,767,061
Net loss				—				(14,447,563)	(14,447,563)	97,567	(14,349,996)
Issuance of common stock for acquisitions					356	—	3,448,951		3,448,951	152,321	3,601,272
Issuance of common stock for Non—Controlling interest					49	—	377,485		377,485	—	377,485
Equity awards issued with debt issuance					138	—	1,076,769		1,076,769		1,076,769
Stock—based compensation					189	—	4,730,355		4,730,355		4,730,355
Proceeds from new investors and S—3					338	—	1,474,431		1,474,431		1,474,431
Issuance of common stock for equity awards, net of shares withheld for taxes					2	—	(1,958)		(1,958)		(1,958)
Balance as of December 31, 2024	2,000	$—	—	$—	2,772	$—	$29,123,774	$(26,555,319)	$2,568,455	$4,106,964	$6,675,419
Net loss			—	—				(30,544,564)	(30,544,564)	134,142	(30,410,422)
Issuance of common stock for consulting work	—	—	—	—	1,903	—	1,831,338	—	1,831,338	—	1,831,338
Conversion of liabilities into common stock	—	—	—	—	8,965	1	2,222,562	—	2,222,563	—	2,222,563
Equity awards issued with debt issuance	—	—	—	—	282	—	812,153	—	812,153	—	812,153
Stock—based compensation	—	—	—	—	2,682	—	3,140,901	—	3,140,901	—	3,140,901
Proceeds from new investors	—	—	—	—	4,315	—	7,610,896	—	7,610,896	—	7,610,896
Issuance of series B preferred stock			6,000	1	—	—	8,260,999		8,261,000		8,261,000
Issuance of common stock for stock—based compensation equity awards, net of shares withheld for taxes	—	—	—	—	44	—	7,900	—	7,900	—	7,900
Reclassification of non-contingent portion of Series X redemption	(2,000)	—	—	—	—	—	(2,000,000)	—	(2,000,000)	—	(2,000,000)
Balance as of December 31, 2025	—	$—	6,000	$1	20,963	$1	$51,010,523	$(57,099,883)	$(6,089,358)	$4,241,106	$(1,848,252)

See notes to the consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(30,410,422)	$(14,349,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,980,139	4,730,355
Loss on issuance of senior secured convertible note and warrants	128,836,250	—
Change on fair value of convertible note and warrants	(31,163,415)	—
Gain on settlement of incremental warrants	(82,299,000)	—
Amortization and depreciation	687,719	1,018,934
Amortization of right-of-use assets	588,914	561,654
Change in fair value of derivatives	(899,874)	1,338,506
Amortization of debt discount and financing fees	63,160	649,138
(Gain) loss on extinguishment of debt	(3,961,075)	777,558
Impairment of goodwill and intangibles	6,911,770	787,438
Non-cash interest expense	218,049	8,793
Allowance for credit losses	13,139	82,324
Changes in Operating Assets and Liabilities:
Accounts receivable	(333,929)	(174,175)
Other assets	(24,849)	15,387
Accounts payable	867,476	1,131,817
Accrued expenses	(872,247)	459,952
Contract liabilities	163,353	7,747
Security deposits and escrow payable	(320,204)	524,854
Operating lease liabilities	(573,813)	(567,593)
Net Cash Used in Operating Activities	(7,528,859)	(2,997,307)
Cash Flows from Investing Activities:
Purchase of property plant and equipment	—	(5,033)
Cash acquired through acquisition of businesses	—	(63,592)
Net Cash Provided by Investing Activities	—	(68,625)
Cash Flows from Financing Activities:
Borrowings on bank line of credit	6,898	300,508
Payments on bank line of credit	(155,874)	(151,532)
Proceeds from notes payable	3,408,585	3,363,228
Payments of deferred debt issuance costs	(138,895)	(459,094)
Payments on notes payable	(420,778)	(1,027,522)
Proceeds from advances on future receipts	—	1,899,250
Payments on advances on future receipts	(694,871)	(1,121,368)
Payments on post-acquisition consideration	(384,354)	(150,000)
Distributions to noncontrolling interest	—	(1,377,484)
Repurchase of derivative instruments issued	(379,083)	—
Proceeds from issuance of common stock	7,610,896	2,928,685
Withholding tax paid on behalf of employees on stock-based awards	—	(1,958)
Net Cash Provided by Financing Activities	8,852,524	4,202,713

Net Increase in Cash, Cash equivalents and Restricted Cash	1,323,665	1,136,781
Cash, Cash equivalents and Restricted Cash at Beginning of Period	3,580,608	2,443,827
Cash, Cash equivalents and Restricted Cash at End of Period	$4,904,273	$3,580,608

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$291,566	$335,425

Non-Cash Activities
Issuance of Series B in exchange of incremental warrants	$8,261,000	$—
Issuance of new convertible note	$8,364,000	$—
Issuance of 282 shares of common stock as part of the settlement of notes payable and warrants	$812,153	$—
Issuance of 4,629 shares of common stock for services rendered	$4,980,139	$—
Issuance of 8,965 shares of common stock for conversion of liabilities	$2,222,563	$—
Right of use assets obtained in exchange for lease obligations	$555,190	$883,652
Reclassification of non-contingent portion of Series X redemption price	$2,000,000	$—
Derivative liability embedded in debt instruments	$—	$269,038
Issuance of 356 shares of common stock as consideration of acquisitions of businesses	$—	$3,601,272
Issuance of 49 shares of common stock as consideration of acquisitions of remaining non-controlling interest	$—	$377,485
Issuance of 145 shares of common stock as part of the issuance of notes payable	$—	$1,076,768
Issuance of 189 shares of common stock for services rendered	$—	$4,730,355
Issuance of 30 shares of common stock for accounts payable	$—	$150,000

Reconciliation of Cash, Cash equivalents and Restricted Cash
Cash and Cash equivalents	$3,086,770	$1,442,901
Restricted Cash	1,817,503	2,137,707
Cash, Cash equivalents and Restricted Cash	$4,904,273	$3,580,608

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

On May 30, 2025, the Company received a letter from Nasdaq indicating that, because the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended March 31, 2025 was $(83,377,044), the Company was no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. On August 21, 2025, the Company received a letter from Nasdaq confirming that the Nasdaq Listing Qualifications Department has determined that the Company complies with Nasdaq Listing Rule 5550(b)(1) based on the Company’s Form 10-Q for the period ended June 30, 2025, evidencing stockholders’ equity of $7,595,799, and the matter is now closed.

Going Concern and Management’s Plans

On December 31, 2025, the Company had a cash balance of $3.1 million and working capital of $0.5 million.

On February 4, 2025 (“Closing Date”), the Company entered into the securities purchase agreement (the “SPA”) with an institutional investor (“2025 Investor”) pursuant to which it agreed to issue and sell to the 2025 Investor upon the terms and conditions set forth in the SPA on such date: (i) a Senior Secured Convertible Note in the original principal amount of $5,500,000 which matures on the two-year anniversary of the Closing Date (the “Initial Note”); and (ii) sixteen (16) warrants (the “Incremental Warrants”), each to purchase additional Notes in an original principal amount up to $2,500,000 at an exercise price of $2,256,250, in substantially the same form as the Initial Note (Incremental Notes and together with the Initial Note, the “Notes”).

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

During 2025, the Company received proceeds from the sales of shares pursuant to the ATM Agreement of $7,496,361, funds from the sale of shares pursuant to the Facility in 2025 of $111,902 and reverse split reclassifications for $2,633, for a total of $7,608,263 in additional financing from proceeds of sales of common stock.

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

Reclassifications of Prior Year Presentation

During the preparation of the financial statements for the year ended December 31, 2025, the Company reclassified certain restricted cash balances at December 31, 2024 related to tenant deposits and escrow payable that had associated restrictions and obligations that extended beyond twelve months to restricted cash, net of current. Further, the Company reclassified certain non-current security deposits and escrow payable at December 31, 2024 to current security deposits and escrow payable. These reclassification were made to conform with current period presentation and have not changed the results of operations of prior periods nor affected the cash flows previously reported.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures in the accompanying notes. The Company’s significant estimates relate to revenue recognition, business combinations, impairment of assets, stock-based compensation, and income taxes.

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

Reverse Stock Splits

On July 7, 2025, the Company effected a 1-for-80 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share (the “July Reverse Stock Split”). The July Reverse Stock Split reduced the number of shares of common stock of the Company outstanding from 58,323,795 shares to 729,113 shares, when considering the rounding up to the nearest whole share adjustments. The number of authorized shares of common stock of the Company under its Articles of Incorporation remained unchanged at 2,000,000,000 shares and the par value of the common stock remained $0.0001 per share.

On January 21, 2026, the Company effected a 1-for-10 reverse stock split of the shares of the Company’s common stock, issued and outstanding, effective as of 12:01 a.m. EST on January 26, 2026, (the “January Reverse Stock Split”).

As a result of the January Reverse Stock Split, every ten shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock. No fractional shares were issued as a result of the January Reverse Stock Split, fractional entitlements were rounded up to the next whole number. The Reverse Stock Split reduced the number of shares of common stock outstanding from 5,350,967 shares to 7,290 shares. The number of authorized shares of common stock under the Articles of Incorporation remained unchanged at 2,000,000,000 shares and the par value of the common stock remained $0.0001 per share.

On April 16, 2026, the Company effected a 1-for-10 reverse stock split of the shares of the Company’s common stock, issued and outstanding, effective as of 12:01 a.m. EST on April 20, 2026, (the “April Reverse Stock Split”).

As a result of the April Reverse Stock Split, every ten shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock. No fractional shares were issued as a result of the April Reverse Stock Split, fractional entitlements were rounded up to the next whole number. The April Reverse Stock Split reduced the number of shares of common stock outstanding from 10,505,123 shares to 1,050,594 shares. The number of authorized shares of common stock under the Articles of Incorporation remained unchanged at 2,000,000,000 shares and the par value of the common stock remained $0.0001 per share.

As a result of the Reverse Stock Splits, all historical share and per share amounts disclosed in the consolidated financial statements have been converted to the post-split share amounts.

Cash and Restricted Cash

Cash includes cash in banks, cash on hand, and sweep deposits.

Restricted cash consists of cash held by the Company for certain security deposits and rent collected by the Company as part of its property management business, which will be due to owners or tenants in the future. The Company recognizes a corresponding deposit liability until the funds are released. The Company reduces deposit liability when the associated restricted cash is transferred from escrow.

Accounts Receivable and Allowance for Credit Losses

The Company’s trade accounts receivable consist of balances due from agents, tenants, franchisees, and commissions for closings and are presented on the consolidated balance sheets net of the allowance for credit losses. The allowance is determined by a number of factors, including age of the receivable, current economic conditions, historical losses, and management’s assessment of the financial condition of the debtor. Receivables are written off once they are deemed uncollectible, which may arise when the debtor is deemed unable to pay the amounts owed to the Company. The allowance for credit losses was $179,643 and 166,504 as of December 31, 2025 and 2024, respectively. Estimates of uncollectible accounts receivable are recorded to general and administrative expense on the consolidated statements of operations.

	Balance at		Deductions	Balance at
	Beginning of	Charged to	from the	End of
	Period	Expenses	Allowance	Period
Twelve Months ended December 31, 2025 Allowance for Credit Losses	$166,504	$509,963	$(496,824)	$179,643
Twelve Months ended December 31, 2024 Allowance for Credit Losses	$83,456	$79,573	$3,475	$166,504

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to annual dues received at the start of the calendar year. As of December 31, 2025 and 2024, the Company has approximately $171,100 and $7,747, respectively, of remaining performance obligations, all of which are recognized into revenue by the end of the calendar year. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. The Company maintains certain bank accounts in excess of FDIC insured limits of $250,000.

Leases

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 842, Leases, (“ASC 842”), the Company determines whether an arrangement is or contains a lease at contract inception. Right-of-use assets and lease liabilities, which are disclosed on the consolidated balance sheets, are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term using the Company’s incremental borrowing rate on the lease commencement date. Since implicit rates within the Company’s operating leases are generally not determinable, the Company uses the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate for each lease using its estimated borrowing rate, adjusted for various factors including level of collateralization and term to align with the terms of the lease. Lease expense is recognized on a straight-line basis over the term of the lease. Short-term leases, defined as leases with an initial term of twelve months or less, are not recorded on the consolidated balance sheets.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation and accumulated impairment, if any. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon a disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, as follows:

Computer Equipment	3 years
Furniture and fixtures	7 years

Long-lived Assets Including Acquired Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value. Impairment of long-lived assets for the year ended December 31, 2025 was approximately $0.7 million. There was no impairment charge recorded for the year ended December 31, 2024.

Intangible assets are stated at cost less accumulated amortization and accumulated impairment, if any. Amortization is calculated on a straight-line basis over the estimated useful lives of the definite-lived intangible assets, as follows:

Useful Life
Franchise agreement	10 to 11 years
Agent relationships	8 to 11 years
Real estate listings	1 year
Non-compete agreements	4 years

Business Combinations

The Company completed a number of acquisitions during 2024 and will acquire additional businesses in the future. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided and may consist of cash, equity, or a combination of the two, in a business combination to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies.

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

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Goodwill is not amortized but tested for impairment annually or more frequently if certain circumstances indicate a possible impairment may exist. The Company performed a qualitative assessment as of October 1, 2025 and determined it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment included, but is not limited to, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel, and the Company’s share price. The result of this assessment determines whether it is necessary to perform a quantitative goodwill impairment test. As a result of this assessment, the Company has determined an impairment of goodwill as for the year ended December 31, 2025 of approximately $6.2 million. The Company recorded an impairment of goodwill of approximately $0.8 million for the year ended December 31, 2024.

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

Coaching Services

The Company provides mandatory training and guidance to newly licensed agents for their first four sales transactions. For each of the four transactions the newly licensed agents completes, La Rosa Coaching earns 7% for the brokerage who sponsors the agent, which may be La Rosa Realty, earns 6% of the commission. Coaches also provide optional special education services throughout the year to agents.

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

The amount of revenue recognized is presented net reflecting only the fee retained by Property Management for any services provided by the Company.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company operates six separate and distinct segments, as the Chief Operating Decision Maker (“CODM”) reviews financial performance for each and makes decisions on a consolidated basis.

Cost of Revenue

Cost of revenue consists primarily of agent commissions, less fees paid by the agents owed to the Company and the cost of interchange and other fees for credit card processing services.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2025 and 2024 was $968,962 and $272,059, respectively, and included in sales and marketing expenses in the consolidated statements of operations.

Debt Discounts and Debt Issuance Costs

Debt discounts and costs incurred in connection with obtaining new debt financing are deferred and amortized over the life of the related financing. Debt discounts and deferred costs are recognized as a direct reduction in the carrying amount of the debt instrument on the consolidated balance sheets and are recognized on the consolidated statements of operations to amortization of financing fees over the term of the related debt using the effective interest method. For the years ended December 31, 2025 and 2024, the Company recorded amortization of debt discounts and debt issuance costs of $63,160 and 649,138, respectively. Upon abandonment of a pending financing transaction, the related deferred financing costs are charged to expense.

Deferred Offering Costs

The Company capitalized certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital. Should the planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. There were no deferred offering costs for the years ended December 31, 2025 or 2024.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. We evaluate, on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by ASC 740-10, includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.

The Company accounts for uncertainties in income taxes under the provisions of ASC 740 which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Subtopic provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. This update related to improvements to income tax disclosures which the Company adopted prospectively this fiscal year beginning January 1, 2025. The additional disclosures have been included in Note 14 – Income Taxes.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. This update related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company adopted the guidance prospectively in the fiscal year beginning January 1, 2025 and additional disclosures have been included in Note 14 – Income Taxes.

Recently Issued Accounting Standards Not Yet Adopted

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). The guidance in ASU 2026-01 clarifies how issuers initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock by requiring issuers to use the PIK dividend rate stated in the preferred stock agreement. ASU 2026-01 will be effective for the Company’s annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual periods, with early adoption permitted. Entities may apply the amendments on either a prospective basis or a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. The Company is currently evaluating the impact that adoption of ASU 2026-01 may have on its consolidated financial statements.

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

Note 2 — Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2025, the Company identified errors related to revenues and cost of revenue recognition in its previously issued (i) consolidated financial statements as of and for the year ended December 31, 2024 included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Period”), and (ii) unaudited interim condensed consolidated financial statements for each quarterly and year-to-date period included in its Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025, June 30, 2025 and September 30, 2025 (the “Interim Periods”, which, together with the Annual Period, the “Affected Periods”).

During 2024, the Company incorrectly recorded certain property management fee revenue inclusive of tenant rent revenues on a gross basis. Upon review of the underlying contractual arrangements and evaluation under ASC 606, Revenue from Contracts with Customers, management concluded that the Company acted as an agent rather than as a principal for these arrangements. As a result, the Company has corrected revenues during the Affected Periods to reduce property management revenue to the fees received (the “Revenues Adjustment”).

Additionally, the Company has determined that costs of revenue should be reduced equivalently to the amount of the revenues restated. As a result, the Company has recorded an adjustment to its consolidated financial statements during the Affected Periods (together with the Revenues Adjustment, the “Restatement Adjustments”), as the Company was previously incorrectly presenting payments to property owners inclusive of tenant rent related to tenant revenues as cost of revenues.

The Company evaluated the materiality of these misstatements both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of correcting these misstatements was material to the Affected Periods. As a result of the material misstatements, the Company has restated its consolidated financial statements for the Affected Periods in accordance with ASC 250, Accounting Changes and Error Corrections (the “Restated Consolidated Financial Statements”).

A reconciliation from the amounts previously reported for the Affected Periods to the restated amounts in the Restated Consolidated Financial Statements is provided for the impacted financial statement line items below for the consolidated statement of operations for the year ended December 31, 2024. The amounts labeled “Restatement Adjustments” represent the effects of the Restatement Adjustments.

The following tables present the effects of the Restatement Adjustments on the Company’s consolidated statements of operations for the year ended December 31, 2024:

	For the Year Ended
	December 31, 2024
	As Previously	Restatement	As
	Stated	Adjustments	Restated
Revenue	$69,448,786	$(10,766,647)	$58,682,139
Cost of revenue	$63,495,507	$(10,766,647)	$52,728,860

Note 1 – Basis of Presentation and Summary of Significant Accounting policies and Note 15 – Segments have been updated and restated, as applicable, to reflect the impact of the Restatement Adjustments described above.

Refer to Note 3 Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements for details of the effect of Restatement Adjustments on the interim periods.

Note 3 — Restatement Of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

The following tables present the effects of the Restatement Adjustments described in Note 2 - Restatement of Previously Issued Consolidated Financial Statements on the Company’s unaudited interim condensed consolidated financial statements for the periods indicated:

	For the Three Months Ended
	March 31, 2024
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Revenue	$13,088,899	$(2,452,365)	$10,636,534
Cost of revenue	$11,926,902	$(2,452,365)	$9,474,537

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024			June 30, 2024
	As Previously	Restatement	As	As Previously	Restatement	As
	Stated	Adjustments	Restated	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$19,051,420	$(2,685,430)	$16,365,990	$32,140,319	$(5,137,795)	$27,002,524
Cost of revenue	$17,465,109	$(2,685,430)	$14,779,679	$29,392,011	$(5,137,795)	$24,254,216

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024			September 30, 2024
	As Previously	Restatement	As	As Previously	Restatement	As
	Stated	Adjustments	Restated	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$19,593,036	$(2,760,573)	$16,832,463	$51,733,355	$(7,898,368)	$43,834,987
Cost of revenue	$17,957,130	$(2,760,573)	$15,196,557	$47,349,141	$(7,898,368)	$39,450,773

	For the Three Months Ended
	March 31, 2025
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Revenue	$17,514,394	$(2,878,620)	$14,635,774
Cost of revenue	$15,976,726	$(2,878,620)	$13,098,106

	For the Three Months Ended			For the Six Months Ended
	June 30, 2025			June 30, 2025
	As Previously	Restatement	As	As Previously	Restatement	As
	Stated	Adjustments	Restated	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$23,214,218	$(2,982,121)	$20,232,097	$40,728,612	$(5,860,741)	$34,867,871
Cost of revenue	$21,361,990	$(2,982,121)	$18,379,869	$37,338,716	$(5,860,741)	$31,477,975

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025			September 30, 2025
	As Previously	Restatement	As	As Previously	Restatement	As
	Stated	Adjustments	Restated	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$20,216,143	$(3,007,356)	$17,208,787	$60,944,755	$(8,868,097)	$52,076,658
Cost of revenue	$18,507,962	$(3,007,356)	$15,500,606	$55,846,678	$(8,868,097)	$46,978,581

Note 4 — Fair Value Measurements

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

The Company determined that during the years ended December 31, 2025 and 2024, certain instruments qualified as derivative liabilities and were recorded at fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings. The fair value of these instruments was computed using the Black Scholes model, incorporating transaction details such as the assumed price of the Company’s Common Stock at an initial public offering, contractual terms, maturity and risk-free rates, as well as assumptions about future financings, volatility, and holder behavior.

There were no derivative liabilities recorded as of December 31, 2025. See Note 9 –Warrants for more information.

Securities Purchase Agreement

On February 4, 2025, the Company entered into an SPA with an investor (“2025 Investor”) for a Senior Secured Convertible Note (“Convertible Note”) with a face value of $5,500,000 and 16 Incremental Warrants exercisable for a face amount of $2,500,000 each. See Note 8 – Borrowings for further discussion.

The purchase price paid by the Investor under the SPA for the Convertible Note and Incremental Warrants was $4,963,750 in gross proceeds of which $354,450 was paid to satisfy, in full, the remaining balance of the standard merchant cash advance agreements with Cedar Advance, LLC, $340,421 was paid to satisfy, in full, the remaining balance of the standard merchant cash advance agreement with Arin Funding, LLC and $910,250 was paid to satisfy, in full, the remaining balance of the senior secured promissory notes with an accredited investor, leaving net proceeds remaining of $3,408,585. It was determined that the note and warrants within this transaction met the requirements for the Fair Value Option under ASC 825, which the Company elected. Using the fair value option, the Convertible Note is required to be recorded at initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as gain/loss on fair value adjustment within other income (expenses) in the Company’s consolidated statements of operations.

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

The Company determined the Exchange met the criteria for liability derecognition of the Incremental Warrants as the Exchange represented settlement of the liability through delivery of other financial assets. As the warrant was an equity contract classified as a liability at issuance, upon settlement, the equity contract was required to be marked to market. The Company recognized a change in fair value of $10,240,000 measured as the difference between the fair value of the Incremental Warrants at February 4, 2025, and their fair value of $90,560,000 immediately prior to the Exchange. The Series B Preferred Stock issued to the Investor in satisfaction of the Incremental Warrants in the Exchange had an issuance date fair value of $8,261,000 based on the following assumptions:

June 18, 2025
Stated Value	$6,000,000
Dividend Rate	0.0%
Conversion Price	$20.00
Alternate Conversion Amount	$9.60
Required Premium	125.0%
Stock Price	$10.40
VWAP	$10.40

At the closing of the Exchange, the Company recognized a gain on settlement of the Incremental Warrants of $82,299,000, measured as the difference between the adjusted fair value of the Incremental Warrants immediately prior to the Exchange and the fair value of the Series B Preferred Stock at issuance, net of par value. The Company evaluated the classification of its Series B Preferred Stock and concluded that it is more akin to equity than debt and accounted for as permanent equity. Accordingly, the Series B Preferred Stock is presented within permanent equity in the accompanying consolidated financial statements. The shares were issued at their par value (rounded to $1) with the remaining fair value of the Series B Preferred Stock in excess of par value, $8,260,999 being recorded to additional paid-in capital.

The following tables provide the fair value and contractual principal balance outstanding on the Convertible Note and the Incremental Warrants accounted for under the fair value option as of December 31, 2025, June 18, 2025, June 26, 2025 and February 4, 2025:

	As of	As of	As of
	December 31,	June 26,	February 4,
	2025	2025	2025
Convertible Note fair value	5,818,000	12,477,000	33,000,000
Convertible Note, contractual principal outstanding	4,050,000	5,500,000	5,500,000

	As of	As of	As of
	December 31,	June 18,	February 4,
	2025	2025	2025
Incremental Warrants	-	90,560,000	100,800,000

The fair value of the Convertible Note was calculated using a fair value analysis considering the following factors and assumptions:

	December 31,	June 26, 2025 Post	June 26, 2025 Pre-	February 4,
	2025	Amendment(2)	Amendment(2)	2025(1)
Stock Price	$6.34	$116.00	$116.00	$3,200.00
Conversion Price	$29,116.16	$363.90	$363.90	$3,600.00
Alternate Conversion Price	$48.69	$94.40	$63.30	$633.00
Alternate Conversion Premium	120.00%	120.00%	120.00%	120.00%
Redemption Premium	120.00%	120.00%	120.00%	120.00%
Interest Rate	12.00%	12.00%	12.00%	12.00%

(1)	The fair value analysis of the Convertible Note was performed under the assumption of immediate conversion as of the valuation date. The stock price, classified as a Level 1 input under the fair value hierarchy, was utilized in the analysis. Potential ownership limitations or conversion blockers were not incorporated into the valuation, as the analysis assumed full conversion in a single transaction without restriction.

(2)	The amendment to the Note on June 26, 2025, corrected the term of the Note from 1 year to 2 years and adjusted the alternate conversion price from the “lesser” of 95% VWAP and the floor price to the “greater” of.

The fair value of the Incremental Warrants were calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies from February 4, 2025 when the Company entered into the agreement and right before the exchange on June 18, 2025:

	June 18,	February 4,
	2025(1)	2025(1)
Face Value	$2,500,000	$2,500,000
Exercise Price	$2,256,250	$2,256,250
Stock Price	$1,000.40	$3,200.00
Exercise Threshold	20% of Min price	20% of Min price
Valuation per Incremental Warrant upon exercise	$11,320,000	$12,600,000
Discount Rate	36.97%	28.70%
Risk Free Rate	4.20%	4.18%
Annualized Volatility	92.00%	88.0%
Forecast horizon (years)	0.08	0.08

(1)	The fair value analysis of the Incremental Warrants was performed under the assumption of immediate conversion as of the valuation date. The stock price, classified as a Level 1 input under the fair value hierarchy, was utilized in the analysis. Potential ownership limitations or conversion blockers were not incorporated into the valuation, as the analysis assumed full conversion in a single transaction without restriction.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-
Convertible note	$-	$-	$5,818,000	$5,818,000

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,607,544	$1,607,544

At December 31, 2024, the estimated fair value of the derivative liability tied to the three vested warrants held by an institutional investor and remeasured on a recurring basis amounted to $1,607,544.

As of December 31, 2025, warrants held by an institutional investor were eliminated through exercising and a redemption and cancellation agreement for $379,083. The Company recorded a derivative liability related to the Incremental Warrants issued in connection with the SPA dated February 4, 2025. The Incremental Warrants’ fair value at date of issuance was $100,800,000 and were settled by June 30, 2025, with a gain recorded of $82,299,000. The initial analysis assumes immediate conversion upon issuance and does not incorporate ownership limitations or conversion blockers that could otherwise restrict full exercise or conversion. On June 26, 2025, the Company determined that modifications of the existing Senior Secured Convertible Note during the year qualified as an extinguishment.

The following tables provide a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2025 and 2024:

Derivative liabilities

	2025	2024
Balance – January 1,	$1,607,544	$-
Issuance of derivative liability	100,800,000	269,038
Cash paid to settle derivative liability	(379,083)	-
Issuance of cashless shares for exercising warrants	(328,587)	-
Extinguishment of derivative liability	(90,831,585)	-
Change in fair market value - extinguished warrants	8,571,711	1,338,506
Change in fair market value - new warrants	(19,440,000)	-
Balance – December 31,	$-	$1,607,544

Convertible Note

Balance – January 1, 2025	$-
Issuance of Convertible Note	41,364,000
Change in fair value of Convertible Note	(21,195,000)
Conversion to equity	(1,874,000)
Extinguishment of Convertible Note	(12,477,000)
Balance – December 31, 2025	$5,818,000

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

Note 5 — Business Combinations

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

The following table summarizes the purchase consideration and the purchase price allocation to the estimated fair values of the identifiable assets acquired and liabilities assumed for the eight acquisitions for the year ended December 31, 2024:

	Winter Garden	Georgia	California	Lakeland	Success	BF Prime	Nona Title	Beaches & Baxpi	Total
Acquired ownership	100%	51%	51%	51%	51%	100%	100%	100%
Acquisition date	2/21/2024	3/7/2024	3/15/2024	4/18/2024	5/25/2024	8/19/2024	8/21/2024	12/31/2024
Common stock issued	37	35	1	64	7	5	58	153	360

Cash consideration	$—	$—	$—	$50,000	$10,000	$5,890	$174,580	$100,000	$340,470
Equity consideration	352,204	516,453	123,113	823,903	68,778	44,111	484,212	1,036,177	3,448,951
Total purchase price	$352,204	$516,453	$123,113	$873,903	$78,778	$50,001	$658,792	$1,136,177	$3,789,421
Noncontrolling interest	—	496,200	118,285	839,632	75,689	—	—	—	1,529,806
Acquisition date fair value	$352,204	$1,012,653	$241,398	$1,713,535	$154,467	$50,001	$658,792	$1,136,177	$5,319,227

Purchase price allocation	$352,204	$1,012,653	$241,398	$1,713,535	$154,467	$50,001	$658,792	$1,136,177	$5,319,227
Less fair value of net assets acquired:
Cash	17,623	79,553	1,436	32,935	171	4,542	129,157	11,461	276,878
Working capital (less cash)	(17,148)	(54,991)	(45,027)	(59,325)	(21,323)	(3,817)	(128,306)	(24,562)	(354,499)
Intangible assets	171,767	446,657	111,202	815,411	104,798	9,632	103,074	451,143	2,213,684
Long-term assets	—	91,118	106,542	129,521	22,697	14,545	—	—	364,423
Long-term liabilities	—	(98,641)	(69,449)	(94,591)	(8,236)	(7,500)	—	—	(278,417)
Net assets acquired	172,242	463,696	104,704	823,951	98,107	17,402	103,925	438,042	2,222,069
Goodwill	$179,962	$548,957	$136,694	$889,584	$56,360	$32,599	$554,867	$698,135	$3,097,158

The classes of intangible assets acquired and the estimated useful life of each class is presented in the table below for the eight acquisitions:

	Winter Garden	Georgia	California	Lakeland	Success	BF Prime	Nona Title	Beaches & Baxpi	Total
Franchise agreement (10 to 11 years)	$146,990	$356,200	$92,367	$511,453	$48,302	$7,771	$-	$343,318	$1,506,401
Agent relationships (8 to 11 years)	—	43,447	7,657	147,455	—	—	103,074	91,869	393,502
Real estate listings (1 year)	22,239	37,310	10,417	129,847	55,228	1,526	—	9,390	265,957
Non-compete agreements (4 years)	2,538	9,700	761	26,656	1,268	335	—	6,566	47,824
Total identifiable intangible assets acquired	$171,767	$446,657	$111,202	$815,411	$104,798	$9,632	$103,074	$451,143	$2,213,684

Goodwill generated from the acquisition is primarily attributable to expected synergies from future growth and strategic advantages provided through expansion and is not expected to be deductible for income tax purposes.

The amounts of revenue, cost of revenue, gross profit, and loss from operations before income taxes of the eight from 2024 included in the Company’s Consolidated Statement of Operations from the date of the acquisition for the years ended December 31, 2024 are as follows:

Year ended December 31, 2024
Revenue	$9,872,020
Cost of revenue	$8,944,685
Gross profit	$927,517
Loss before provision for income taxes	$150,410
Weighted average shares used in computing net loss per share of common stock	$2,528

The following unaudited pro forma financial information presents the combined operating results of the Company, as if each acquisition had occurred as of January 1, 2024. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of the Company’s future consolidated results.

The unaudited pro forma financial information is presented in the table below for the year ended December 31, 2024:

Year ended December 31, 2024

Revenue	$71,938,934
Cost of revenue	$65,484,111
Gross profit	$6,454,823

Loss before provision for income taxes	(14,499,740)
Loss per share of common stock attributable to common stockholders, basic and diluted	$(0.79)
Weighted average shares used in computing net loss per share of common stock attributable to common stockholders	19,976,390

Note 6 — Goodwill and Intangible Assets

Impairment test

During the fiscal fourth quarters of both 2025 and 2024, we determined that triggering events occurred as a result of additional decline in operational estimates for franchises acquired, along with uncertainty for projected cash flows, and also further decreases in our stock price. Therefore, we performed quantitative impairment tests as of the first day of fiscal fourth quarters of both 2025 and 2024 for our reporting units with remaining goodwill and intangibles.

The fair value of each reporting unit was estimated using a weighing of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business of 3% per year in revenues over a 10 year period, estimation of the useful life over which cash flows will occur, and determination of our carrying value of equity for the reporting unit being tested.

For the year ended 2025, the combined fair values for all reporting units were then reconciled to the aggregate market value of our shares of common stock on the date of testing. Based on our most recent impairment test, a total impairment charge of $6,911,770 was recorded, which included $6,181,134 for goodwill and $730,636 for intangible assets.

For the year ended 2024, a goodwill impairment charge of $787,438 was recorded. There was no impairment of intangibles recorded for the year ended December 31, 2024.

Additionally, following performance of the annual impairment test, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred. Accordingly, no further impairment charges were recognized during the fiscal year ended December 31, 2025.

The gross carrying amount of goodwill as of December 31, 2025 and December 31, 2024 was $1,831,197 and $8,012,331, respectively.

Changes in the carrying amount of goodwill are as follows:

	2025	2024
Balance January 1	$8,012,331	$5,702,612
Additions	-	3,097,157
Impairment	(6,181,134)	(787,438)
Goodwill as of December 31	$1,831,197	$8,012,331

The components of purchased intangible assets were as follows:

	Weighted
	Average
	Remaining	December 31, 2025
	Amortization	Gross
	Period (in years)	Carrying Amount	Accumulated Amortization	Impairment	Net Amount
Franchise agreement	8	5,249,482	904,018	729,932	3,615,532
Agent relationships	7	916,282	200,812	-	715,470
Real estate listings	-	564,756	564,756	-	-
Non-compete agreements	2	188,748	94,004	704	94,040
Total	8	$6,919,268	$1,763,590	$730,636	$4,425,042

	Weighted
	Average
	Remaining	December 31, 2024
	Amortization	Gross
	Period (in years)	Carrying Amount	Accumulated Amortization	Net Amount
Franchise agreement	9	5,249,482	467,138	4,782,344
Agent relationships	8	916,282	93,431	822,851
Real estate listings	0	564,756	472,543	92,213
Non-compete agreements	3	188,748	46,076	142,672
Total	9	$6,919,268	$1,079,188	$5,840,080

The Company recorded $685,723 and $1,006,052 of amortization of the intangible assets during the years ended December 31, 2025 and December 31, 2024, respectively. The remaining estimated annual amortization expense is expected to be as follows:

Amortization
2026	$580,300
2027	576,935
2028	534,930
2029	532,708
2030	532,708
Thereafter	1,667,461
Total	$4,425,042

Useful Life
Franchise agreement	10 to 11 years
Agent relationships	8 to 11 years
Real estate listings	1 year
Non-compete agreements	4 years

Note 7 — Leases

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

The Company leases its corporate office from an entity controlled by the Company’s CEO. The rent expense for the years ending December 31, 2025 and 2024 was $181,929 and $139,200, respectively. On July 1, 2023, the Company began leasing office space for its subsidiary, La Rosa Realty, from an entity owned by Joseph La Rosa, the Company’s CEO, and Michael La Rosa, a former Company’s Board member. There is a written lease, which includes minimum monthly rent of $5,300, with a term ending in June 2025. The parties have agreed to continue on a month-to-month basis. In addition, the Company rents various office spaces and has acquired leases as part of its acquisition strategy.

Lease costs for the years ended December 31, 2025 and 2024 were $935,587 and $905,825 respectively, and included in general and administrative expenses in the consolidated statements of operations.

Supplemental cash flow information related to leases is as follows:

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$691,862	$665,416
Right-of-use assets obtained in exchange for lease obligations	$555,190	$883,652

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

Supplemental balance sheet information related to leases is as follows:

	December 31,	December 31,
	2025	2024
Assets:
Right-of-use assets	$963,991	$997,715
Liabilities:
Lease liability, current	486,481	473,733
Lease liability, noncurrent	514,388	545,759
	$1,000,869	$1,019,492

The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. The weighted average discount rate is 11%.

Future maturities on lease liabilities as of December 31, 2025 are as follows:

December 31,
2025
2026	$497,948
2027	340,858
2028	174,526
2029	119,061
2030	35,066
Total minimum lease payments	1,167,460
Less: imputed interest	(166,591)
Present value of lease obligations	1,000,869
Less: current portion	(486,481)
Long-term portion of lease obligations	$514,388

There were no leases with residual value guarantees.

Note 8 — Borrowings

Line of Credit

The Company has a line of credit with Regions Bank that allows for advances up to $150,000 with interest at the Prime Rate plus 4.75% with a floor of 4.75% and no maturity date. On December 31, 2025, the outstanding balance on the line of credit was $0 at a prime rate of 7.00% plus 4.50%, or 11.50%. On December 31, 2024, the outstanding balance on the line of credit was $148,976 at a prime rate of 7.75% plus 4.75%, or 12.50%. The line of credit is collateralized by Company assets.

Convertible Note Facility, Redemption Agreement, and Amendment to the Articles of Incorporation

On November 12, 2025, the Company and the Investors entered into the Securities Purchase Agreement, pursuant to which the Company agreed to, among other things, issue and sell, and the Investors agreed to purchase, in multiple closings, a new series of senior secured convertible notes of the Company in an aggregate original principal amount of up to $250,000,000, subject to the satisfaction or waiver of certain closing conditions.

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

In connection with the Purchase Agreement, on November 12, 2025, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement on Form S-1 with SEC to register the resale of all of the Conversion Shares and shares of Common Stock otherwise issuable pursuant to the Notes. The Company subsequently received a waiver of this condition.

In connection with the Purchase Agreement, on November 12, 2025, the Company and Mr. La Rosa entered into a redemption agreement (“Redemption Agreement”), pursuant to which, on the Initial Closing Date, the Company will redeem and immediately cancel and return to the status of “blank check” preferred stock of the Company, a number of Mr. La Rosa’s shares of Series X Preferred Stock such that, immediately after such redemption, he will own shares of Series X Preferred Stock representing not less than 80% of the total voting power of the Company for a redemption price of $2,000,000 payable on the Initial Closing Date, and $500,000 contingently payable upon the satisfaction by the Company of its SEC filing requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for four consecutive quarters and certain other four-quarter requirements set forth therein. Mr. La Rosa’s remaining shares of Series X Preferred Stock will be redeemed by the Company at a subsequent time determined by the Board or otherwise as set forth in the Redemption Agreement as described below, in each case for no additional consideration. These redemptions of the Series X Preferred Stock are conditioned upon stockholders’ approval and effectiveness of the Certificate of Amendment (as defined below).

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

In addition, under the Redemption Agreement, Mr. La Rosa agreed, subject to certain customary exceptions, not to sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any of his shares of the Series X Preferred Stock during the term of the Redemption Agreement, without the consent of the Lead Buyer.

In accordance with the terms of the Securities Purchase Agreement, the stockholders of the Company holding a majority of the voting power approved (1) the issuance of all Notes and Conversion Shares in excess of 19.99% of the Company’s issued and outstanding common stock at a price less than the minimum price on November 12, 2025 by written consent in lieu of having a stockholders’ meeting; (2) the Certificate of Amendment, and (3) the Reverse Stock Split. On November 24, 2025, the Company filed a preliminary information statement on Schedule 14C with the SEC notifying stockholders of such written consent. On December 4, 2025, the Company filed a definitive information statement on Schedule 14C with the SEC and commenced mailing the same to the stockholders of record of the Company as of the close of business on November 12, 2025. On December 25, 2025, such approval became effective.

On January 8, 2026, the Company consummated the initial closing (the “Initial Closing”) under the Securities Purchase Agreement, pursuant to which it issued to the Investors a senior secured convertible note in the principal amount of $11,000,000 (the “Initial Note”), together with a previously issued Token Right (as defined in the Securities Purchase Agreement), for an aggregate purchase price of $9,900,000. The Initial Note is convertible into Conversion Shares, at an initial conversion price equal to $8.347, subject to adjustment as provided in the Initial Note, provided that in no event may the conversion price be less than the floor price of $7.78, which will be lowered pursuant to the terms of the Initial Note for the Initial Note and all other Notes upon the effectiveness of the stockholders’ approval of such reduction (the “Floor Price”). The Initial Note bears interest at a rate of ten percent (10%) per annum that is payable monthly in arrears commencing on February 1, 2026, matures twenty-four (24) months from the date of issuance and contains customary covenants and events of default (upon which the interest rate will increase to a rate of nineteen percent (19%) per annum) as described in the Initial Note.

In connection with the Initial Closing on January 8, 2026, as contemplated under the Securities Purchase Agreement: (i) the Company and each of its subsidiaries (each, a “Grantor”), and a collateral agent (the “Collateral Agent”) for the benefit of the holders of Obligations (as defined in the Security Agreement), entered into a Security and Pledge Agreement (the “Security Agreement”) with respect to the Notes, pursuant to which each Grantor granted the Collateral Agent, for the benefit of the Secured Parties (as defined in the Security Agreement), a security interest in such Grantor’s right, title and interest in and to all or substantially all of its properties and assets, or in which or to which such Grantor has any rights, whether then owned or thereafter acquired by such Grantor, wherever located, and whether now or hereafter existing or arising (collectively, the “Collateral”); (ii) each subsidiary of the Company also entered into a guarantee agreement (the “Subsidiary Guaranty”) whereby each Subsidiary of the Company guaranteed to the Investors the prompt and full payment and performance of the obligations of the Company and each Subsidiary under the Purchase Agreement and other Transaction Documents; and (iii) the Company and the Collateral Agent entered into an Intellectual Property Security Agreement (“Intellectual Property Security Agreement”), pursuant to which the Company granted to the Collateral Agent a lien and security interest in certain intellectual property of the Company.

As a condition to the Initial Closing as provided in the Securities Purchase Agreement: (i) on December 22, 2025, the Company filed the Certificate of Amendment, which became effective on December 26, 2025; and (ii) on January 5, 2026, the Company and the Collateral Agent also entered into that certain Account Control Agreement.

The Company received $9,635,000 in net proceeds from the Initial Closing, that will be used as follows: (i) $7,000,000 of net proceeds to acquire Note Purchased Crypto (as defined in the Notes) as a digital asset for the Company’s balance sheet, (ii) $2,000,000 of the net proceeds to redeem a portion of the outstanding shares of the Series X Super Voting Preferred Stock pursuant to the Redemption Agreement (as defined in the Initial 8-K), (iii) $500,000 of the net proceeds will be kept in a controlled account to fund the redemption of remaining shares of the Series X Super Voting Preferred Stock in accordance with the terms of the Redemption Agreement, and (iv) any remaining proceeds, for general corporate purposes, working capital, acquisitions and other strategic transactions.

Curvature Securities LLC served as placement agent in connection with the offering described herein and will receive cash compensation not exceeding 7% of the gross proceeds of the Initial Closing.

On the Initial Closing, pursuant to the terms of the Redemption Agreement, the Company redeemed 200 shares of the Series X Super Voting Preferred Stock held by Mr. Joseph La Rosa, the Chief Executive Officer of the Company, and the Company and Mr. La Rosa agreed that the Company will pay Mr. La Rosa a portion of the Fixed Redemption Price (as defined in the Redemption Agreement) equal to $1,700,000 immediately after the Initial Closing and the remaining $300,000 of the Fixed Redemption Price will be paid to Mr. La Rosa at a later date to be agreed by the Company and Mr. La Rosa.

The Company entered into the Securities Purchase Agreement and transactions contemplated thereby to secure immediate and committed access to capital at a time when alternative financing sources were either unavailable or significantly more dilutive and restrictive. The facility was intended to provide critical liquidity to support ongoing operations, address going concern considerations, and preserve enterprise value. In addition, the Company sought to strengthen its balance sheet and position itself to deploy capital into strategic initiatives, including investments in stablecoins, A.I. infrastructure, and data center opportunities, which management believes have the potential to enhance long-term shareholder value. Unlike traditional financing, the structure allows the Company to draw capital incrementally, providing flexibility to align funding with operational needs and market conditions. While the transaction includes costs such as potential dilution and derivative liabilities, management determined that these were justified given the significant risk to the business if capital was not secured. The transaction was negotiated at arm’s length and, in management’s view, represents a reasonable and necessary financing solution under the circumstances.

Senior Secured Convertible Note

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

The Initial Note accrues interest at a rate of 12% per annum, calculated on the basis of a 360-day year. Interest is payable quarterly in arrears, meaning that payments are due at the end of each calendar quarter for interest accrued during that quarter. Interest is built into the fair value of the Note.

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

On June 18, 2025, the Company and the Investor entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) pursuant to which (among other things) the Investor surrendered and exchanged all of its Incremental Warrants in exchange for (the “Exchange”) 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”). On the same date, the Company filed a Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Nevada. The Initial Note remains outstanding post-Exchange. See Note 10 – Stockholder’s Equity for further discussion.

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

Pursuant to this agreement the Company has the right to convert the principal and accrued interest into shares of common stock at the Conversion Price or Alternate Conversion Price which is the greater of (i) 95% of the lowest VWAP of the Common Stock during the seven consecutive trading days immediately preceding the conversion. As of December 31, 2025 the Company converted $1,450,000 of principal and $112,000 of accrued interest at a conversion premium of 20% for $312,000 resulting in a total value of $1,874,000 converted into 8,215 shares of common stock.

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

During the years ended December 31, 2025 and 2024, non-cash interest expense of $63,160 and $391,836, respectively, was recorded from the amortization of the debt discount and the debt issuance costs related to these Cash Advances. As of December 31, 2024, the remaining gross balance of the Cash Advances was $833,766, with a remaining unamortized discount of $215,085, for a net balance of $618,861.

On July 3, 2023, the Company entered into a Cash Advance Agreement with Cedar for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $764,150 in future receipts of the Company for $500,650. The Company recorded a debt discount in the amount of $237,150 based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company and debt issuance costs of $26,350. The debt discount and debt issuance costs were reflected as a reduction on the outstanding liability and were being amortized as non-cash interest expense using the effective interest method over the term of the agreement. The Cash Advance was fully repaid in January 2024.

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

Notes Payable-Senior Secured Promissory Notes

In connection with the execution of the SPA mentioned above, during the first quarter of 2025, the Company repaid the remaining principal and accrued interest of all three outstanding senior secured promissory notes issued in 2024 to an accredited investor thereby fully extinguishing the Company’s debt obligations under the 2024 note issuances discussed below.

In addition, the accredited investor elected to convert an aggregate principal and interest amount of $483,751 of the notes into 173 shares of the Company’s common stock in accordance with the terms of the applicable note agreements. The Company also settled all vested and outstanding warrants previously held by the investor. Two of the three warrants were exercised for a total of 110 shares of common stock. The remaining warrant was repurchased by the Company for $379,083 in cash on January 24, 2025, resulting in the elimination of all vested warrants held by the investor.

Prior to extinguishment, on January 8, 2025, the Company and the accredited investor entered into that certain Waiver, waiving the Event of Default (as defined) under these senior secured promissory notes. The waiver included, among other provisions, waiving the rights to all default penalties, default interest, the acceleration of any amounts and waiving the restriction for the Company to enter into a variable rate transaction, of which the consummation could be considered an event of default, provided the proceeds from such financing are used to repay, in full, the notes described below.

Also prior to extinguishment, on January 22, 2025, the Company and the Holder signed an amendment No. 1 to the Waiver. Pursuant to the Amendment, the Company shall pay 100% of any cash proceeds raised by the Company from the sale of securities pursuant to its Registration Statement on Form S-3 to the Holder first towards the repayment of the Redemption Price until it is paid in full, and after that towards the repayment of the Notes. The Amendment also provides that, if the Redemption Agreement becomes null and void pursuant to the terms of the Redemption Agreement, then all Proceeds previously paid by the Company to the Holder pursuant to the Redemption Agreement shall instead be applied towards the repayment of the Notes.

The interest expense incurred for these senior secured promissory notes prior to being retired was $23,798 for the year ended December 31, 2025. The interest expense incurred for the senior secured promissory notes was $264,490 for the year ended December 31, 2024.

On February 20, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $1,052,632 with a maturity date twelve months from the issue date. The note had an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 8 shares of the Company’s common stock as a commitment fee, a warrant to purchase 15 shares of the Company’s common stock with an exercise price of $24,000, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 12 shares of the Company’s common stock with an exercise price of $18,000. The second warrant would only become exercisable if the note was not fully paid on or before the maturity date, at which point the warrant was exercisable until the five-year anniversary of the vesting date. The second warrant would be cancelled and extinguished if the note was fully paid on or before the note maturity date. The investor also had a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note were convertible into shares of the Company’s common stock at a conversion price of $20,000 per share unless the Company failed to make an amortization payment when due, in which case the conversion price would be the lower of $20,000 or 85% of the lowest volume weighted average price (VWAP) of the shares prior to five days of the conversion. The proceeds of the note were used for business development and general working capital purposes. In connection with this financing, the Company also issued to its placement agent, Alexander Capital L.P. (“Alexander Capital”), a 5-year warrant to purchase 3 shares of the Company’s common stock at an exercise price of $12,000 per share. During the year ended December 31, 2024, the investor converted $69,534 of accrued interest and $746,440 of principal to 110 shares of common stock.

On April 1, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $1,316,000 with a maturity date twelve months from the issue date. The note had an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 6 shares of the Company’s common stock as a commitment fee, a warrant to purchase 19 shares of the Company’s common stock with an exercise price of $24,000, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 19 shares of the Company’s common stock with an exercise price of $18,000. The second warrant would only become exercisable if the note was not fully paid on or before the maturity date, at which point the warrant was exercisable until the five-year anniversary of the vesting date. The second warrant would be cancelled and extinguished if the note is fully paid on or before the note maturity date. The investor also had a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note were convertible into shares of the Company’s common stock at a conversion price of $20,000 per share unless the Company fails to make an amortization payment when due, in which case the conversion price would be the lower of $20,000 or 85% of the lowest VWAP of the shares prior to five days of the conversion. The proceeds of the note were used for business development and general working capital purposes. During the year ended December 31, 2024, the investor converted $71,713 of accrued interest to 7 shares of common stock.

On July 16, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note with an aggregate principal amount of $444,600 with a maturity date twelve months from the issue date. The note had an original issue discount of 5% and a coupon rate of 13% per annum. In addition, the Company issued 4 shares of the Company’s common stock as a commitment fee, a warrant to purchase 7 shares of the Company’s common stock with an exercise price of $24,000, exercisable until the five-year anniversary of the closing date, and a second warrant to purchase 7 shares of the Company’s common stock with an exercise price of $18,000. The second warrant only became exercisable if the note was not fully paid on or before the maturity date, at which point the warrant was exercisable until the five-year anniversary of the vesting date. The second warrant would be cancelled and extinguished if the note was fully paid on or before the note maturity date. The investor also had a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the note. The principal amount and interest under the note were convertible into shares of the Company’s common stock at a conversion price of $20,000 per share unless the Company failed to make an amortization payment when due, in which case the conversion price would be the lower of $20,000 or 85% of the lowest VWAP of the shares prior to five days of the conversion. The proceeds of the note were used for business development and general working capital purposes.

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

On September 25, 2024, the Company entered into an agreement to amend the three Senior Secured Promissory Notes entered into in February, April, and July of 2024. The amendment extended the maturity date for all three notes to August 1, 2025, and delayed payments until February 1, 2025. In lieu of all payments required under the original notes, $250,000 per month was to be paid beginning February 1 and each month after, until all three notes were paid in full. In addition, $200,000 was paid on September 30, 2024 and applied to the February note. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss of $722,558. The Company had accrued interest on the notes totaling $264,490 as of December 31, 2024.

Notes Payable-Promissory Note

On September 27, 2024, the Company entered into a promissory note payable whereby the Company borrowed $200,000 bearing interest at 12.5% per annum. The note was payable in three-monthly installments of $75,000. The proceeds of the note were used to pay down the senior secured promissory note entered into in February 2024. The remaining balance on the note as of December 31, 2024 was $148,725. This note was fully repaid in February 2025. The interest expense incurred for the promissory note was $1,276 for the year ended December 31, 2025.

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

Future maturities of Economic Injury Disaster Loans as of December 31, 2025, were as follows:

December 31,
Economic Injury Disaster Loans-Future Maturities	2025
2026	$5,900
2027	5,900
2028	5,900
2029	5,900
2030	5,900
2031	5,900
Thereafter	605,827
Total	$641,227

Acquisition Settlement Agreement

One October 18, 2024, the Company entered into a mediated settlement agreement to purchase the remaining 49% of the non-controlling interest of the subsidiary Nona Legacy Powered By La Rosa Realty, Inc. for a total of $1,000,000 paid in equal monthly installments of $11,905 over a period of seven years with the first payment due on November 1, 2024. The settlement agreement releases the Company of any further claims and bears no interest.

Notes payable as of December 31, 2025 and December 31, 2024 were as follows:

	December 31,	December 31,
Notes Payable	2025	2024
Senior secured promissory note (SSPN) #1		$106,192
Senior secured promissory note #2		1,316,000
Senior secured promissory note #3		468,000
Promissory note payable		148,724
Senior secured convertible note	5,818,000	-
Economic injury disaster loans (EIDL)	641,227	647,630
Acquisition Settlement Agreement	833,333	976,190
Total notes payable	$7,292,560	$3,662,736

Current portion:
Less: current portion-SSPNs		(1,890,192)
Less: current portion-Promissory note payable		(148,724)
Less: current portion-EIDL	(5,900)	(5,900)
Acquisition Settlement Agreement	(142,857)	(142,857)
Notes payable, net of current	$7,143,803	$1,475,064

Note 9 — Warrants

Warrants are issued to consultants as compensation or as part of certain capital raises which entitle the holder to purchase shares of the Company’s Common Stock at a fixed price. The strike price of warrants granted in 2022 were set when the Company completed the IPO pricing agreement with the Company’s underwriters on October 9, 2023, which was $5.00.

July 2025 Warrant Exchange Agreements

During July 2025, the Company entered into two warrant exchange agreements (the “Exchange Agreements”) with two holders of previously issued equity classified warrants to purchase shares of the Company’s Common Stock (one Exchange Agreement was entered into with the Company’s Chief Executive Officer. The terms of the Exchange Agreement provided each holder with 750 newly issued shares of the Company’s Common Stock, in exchange for the settlement and cancellation of their outstanding warrants. As of the dates of the Exchange Agreements, the outstanding warrants provided the holders with the right to purchase an aggregate of 3,703,704 shares of the Company’s Common Stock at a per share exercise price of $0.135.

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

As the difference between the fair value of the Warrants settled ($28.0 million) and the fair value of the shares of Common Stock issued ($1.1 million) was favorable to the Company, no recognition of this change is required in the Company’s consolidated financial statements.

Warrants are issued to consultants as compensation or as part of certain capital raises which entitle the holder to purchase shares of the Company’s common stock at a fixed price. As of December 31, 2025, the Company’s stock price was $6.34.

2022 Warrant Exchange Agreements

Warrants issued to two investors who loaned money to the Company, Emmis Capital II, LLC and the Company’s CEO, Joseph La Rosa, on November 14, 2022 and December 2, 2022, respectively, included full ratchet antidilutive protections. The original warrants each covered 50,000 shares at a strike price of $5.00. By the end of 2024, due to various debt and equity transactions the new strike price on these warrants became $0.37, resulting in the number of shares covered by each warrant to increase to 667,913 and a 2024 deemed dividend of $1,476,044.

In the first half of 2025, the warrants were revalued due to equity transactions triggering the ratchet antidilutive protections bringing the strike price of these warrants down to $0.14 resulting in the number of shares covered by each warrant to increase to 1,851,852, and a 2025 deemed dividend of $275,264. In addition, on August 7, 2024, the Company, entered into a securities purchase agreement with an institutional accredited investor, Brown Stone Capital Ltd., pursuant to which the Company agreed to issue up to 3,051,336 shares of the Company’s common stock, and/or pre-funded warrants to purchase shares of common stock, at $0.59 per share. The discount related to the shares purchased by Brown Stone resulted in a deemed dividend of $434,163. Pursuant to this agreement, on August 12, 2024, the Company issued 95 shares of common stock. In accordance with the full ratchet antidilutive terms tied to Emmis Capital II, LLC and Joseph La Rosa’s warrants, the warrants were adjusted to reflect the strike price of the common stock issued to Brown Stone Capital Ltd., and the number of shares covered by each of the warrants increased to 847,458, in the aggregate. The difference in the fair value between each warrant immediately before and after the trigger was, in aggregate, $485,876, which is considered a deemed dividend. These two transactions increased the basic net loss per share for common stockholders for the year ended December 31, 2024.

At December 31, 2025, warrants outstanding that have vested and are expected to vest are as follows:

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	14	$77,965	2.0	$-
Expected to vest	—	—	—	—
Total	14	$77,965	2.0	$-

Additional information with respect to warrant activity:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2024	3,930,282	$0.66
Granted/ Increase to existing warrants	2,367,878	0.14
Exercised	(1,392,198)	0.37
Expired or forfeited	(4,905,948)	0.14
Balance — December 31, 2025	14	$77,965.08

During 2023 the Company issued warrants to purchase 6 shares of Common Stock to the Company’s underwriter as compensation for providing services to complete the Company’s IPO. The warrants vested on April 2, 2024 and have a term of five years from the grant date with an exercise price of $44,000. The warrants are freestanding instruments in a bundled transaction with the IPO and are accounted for separately. The Company determined that the warrants are classified as equity.

Warrants related to 2024 Senior Secured Notes Payable

On February 20, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note. As part of the transaction, the Company issued two warrants, the first gave the investor the option to purchase 15 shares of the Company’s common stock with an exercise price of $24,000, exercisable until the five-year anniversary of the closing date.

On April 1, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note. As part of the transaction, the Company issued two warrants, the first gives the investor the option to purchase 19 shares of the Company’s common stock with an exercise price of $24,000, exercisable until the five-year anniversary of the closing date.

On July 15, 2024, the Company entered into a securities purchase agreement with an accredited investor for the issuance of a senior secured promissory note. As part of the transaction, the Company issued two warrants, the first gives the investor the option to purchase 7 shares of the Company’s common stock with an exercise price of $24,000, exercisable until the five-year anniversary of the closing date.

During the first half of 2025, the Company settled all vested and outstanding warrants previously held by the accredited investor holding the three senior secured notes payable from 2024 mentioned above. Two of the three warrants were exercised on a cashless basis for a total of 2 shares of common stock which represented 1,392,198 warrants. The remaining warrant was repurchased by the Company for $379,083 in cash on January 24, 2025, resulting in the elimination of all vested warrants (1,202,244 warrants) held by the investor as of March 31, 2025.

Under an agreement between the Company and the Company’s underwriter, Alexander Capital, the Company issued a warrant to Alexander Capital as a result of the issuance of the promissory note on February 20, 2024. The holder of the warrant had the right to purchase 3 shares of the Company’s common stock with an exercise price of $12,000, exercisable until the five-year anniversary of the grant date.

During the fiscal years ended December 31, 2025 and 2024, there was no unrecognized expense related to warrants. There was no unrecognized amortization of financing fees related to warrants in 2025 or 2024.

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

The weighted average fair value of warrants granted and the assumptions used in the Black-Scholes model are set forth in the table below.

	December 31,	December 31,
	2025	2024
Weighted average fair value	$0.06	$0.87
Dividend yield	—	—
Expected volatility factor	66.3%	72.7%
Risk-free interest rate	3.7%	4.3%
Expected life (in years)	2.4	5.5

Note 10 — Stockholders’ Equity

The Company is authorized to issue two classes of stock consisting of 2,000,000,000 shares of Common Stock, $0.0001 par value per share, and 50,000,000 shares of preferred stock, $0.0001 par value per share. On July 22, 2021, the Company issued 750 shares of Common Stock and 2,000 shares of Series X Super Voting Preferred Stock to Mr. La Rosa as compensation for services and the founding of the Company.

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

The EPFA was determined to represent a combination of a purchased put option on the Company’s common stock (prior to an Advance, the “EPFA Option”) as well a forward contract to deliver the Company’s common stock (after an Advance, but prior to delivery of the shares). The EPFA Option was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument or to be recognized within equity. Pursuant to ASC 815 Derivatives and Hedging (“ASC 815”), the Company will therefore recognize the EPFA Option as an asset or liability, measured at fair value at the date of issuance and at each reporting period, with changes in fair value recognized in earnings. The EPFA Option was determined to have a fair value of $0 on the date of issuance as well as December 31, 2025. In addition, as the EPFA Option did not meet the requirements for equity classification, the Company expensed the issuance costs incurred in association with the EPFA in the periods in which they were incurred.

Second Amended 2022 Plan

On July 9, 2025, our Compensation Committee, our Board of Directors, and the stockholders approved the Second Amended 2022 Plan. Pursuant to the Second Amended 2022 Plan (i) the total number of shares of common stock subject to the plan was revised from 1,563 shares (as adjusted the effects of stock splits effected by the Company) to 3,750 shares to ensure sufficient shares are available for future grants, and (ii) the term “Consultant” was clarified to include not only a person, including an advisor, engaged by the Company, its subsidiary or affiliate to render services to the Company or its subsidiary, but also a legal entity wholly-owned by such person. The Second Amended 2022 Plan replaced the Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan adopted on November 19, 2024 by the stockholders of the Company, in its entirety. On July 11, 2025, the Company filed a preliminary information statement on Schedule 14C with the SEC notifying stockholders of such written consent. On July 21, 2025, the Company filed a definitive preliminary statement on Schedule 14C with the SEC and commenced mailing the definitive information statement to stockholders of record as of the close of business on July 9, 2025. Such stockholders’ approval and the Second Amended 2022 Plan became effective on August 11, 2025.

Reverse Stock Split

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

As a result of the Reverse Stock Split, every eighty shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock. No fractional shares were issued as a result of the Reverse Stock Split, fractional entitlements were rounded up to the next whole number. The Reverse Stock Split reduced the number of shares of common stock outstanding from 58,323,795 shares to 7,290 shares. The number of authorized shares of common stock under the Articles of Incorporation remained unchanged at 2,000,000,000 shares and the par value of the common stock remained $0.0001 per share. The split also brought the Company back into a “Controlled Company” Status with the CEO owning more than 50% of the voting power.

On November 10, 2025, the Company’s stockholders holding a majority of the voting power of the Company by a written consent approved the amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to effect a reverse stock split of the Company’s Common Stock at a ratio in the range of 1-for-5 to 1-for-100, with such ratio to be determined by the Board (“Stockholders Approval”). Such resolution became effective on December 25, 2025, or twenty (20) days after the Company filed with the SEC and mailed to its stockholders respective Information Statement on Schedule 14C on or approximately December 4, 2025. Following such stockholders’ approval, the Company effected a 1-for-10 reverse stock split of the Common Stock, issued and outstanding, effective as of 12:01 a.m. (New York time) on January 26, 2026 (“January 2026 Reverse Stock Split”). As a result of the January 2026 Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock.

Following the Stockholders Approval described above, the Company effected a 1-for-10 reverse stock split of the Common Stock, issued and outstanding, effective as of 12:01 a.m. (New York time) on April 20, 2026 (“April 2026 Reverse Stock Split”). As a result of the April 2026 Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock.

As a result, all share information in the accompanying financial statements has been adjusted as if the reverse stock splits happened on the earliest date presented. The par value of the Common Stock was not impacted by the split.

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

December 31, 2025
Shares Authorized	Shares Issued and Outstanding	Carrying Value	Original Issue Price	Conversion Price	Common Shares Upon Conversion
6,000	6,000	$8,261,000	$0.0001	$960.00	7,944

Additional Common Stock Issuances

On January 17, 2025, the Company issued 50 shares of common stock as an exercise of a prefunded warrant which was part of the securities purchase agreement with an institutional accredited investor, Abri Advisors, Ltd., a corporation organized under the laws of Bermuda, agreed to on November 1, 2024.

On February 5, 2025, the Company issued the CEO an aggregate of 367 unregistered shares of common stock of the Company, par value $0.0001 per share (the “Shares”) as a compensation for the services rendered pursuant to his employment agreement with the Company. The Company issued the Shares to the CEO in reliance on exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), available to the Company under Section 4(a)(2) of the Securities Act due to the fact that the issuance did not involve a public offering of securities. The stock compensation expense for the year ended December 31, 2025 was $1,160,381.

On February 20, 2025, the Company issued shares pursuant a consulting agreement entered into on January 1, 2025 in which the Company agreed to issue 216 shares of the Company’s common stock for services rendered. The stock compensation expense for the year ended December 31, 2025 related to this transaction amounted to $411,062.

On February 20 and 24, 2025, the Company entered into marketing agreements pursuant to which the Company agreed to issue 38 and 26 shares of the Company’s common stock, respectively, for services rendered. The stock compensation expense for the year ended December 31, 2025, related to this transaction amounted to $122,570.

On March 10, 2025, the Company issued 5 shares to team leaders pursuant to independent contractor agreements signed in 2024. The stock compensation expense for the year ended December 31, 2025, related to this transaction amounted to $8,036.

On March 10, 2025, the Company entered into a marketing agreement pursuant to which the Company agreed to issue 31 shares of the Company’s common stock for services rendered. The stock compensation expense for the year ended December 31, 2025, related to this transaction amounted $46,925.

On April 21, 2025, the Company issued the CEO an aggregate of 413 unregistered shares of common stock of the Company, par value $0.0001 per share as compensation for the services rendered pursuant to his employment agreement with the Company. The stock compensation expense for the year ended December 31, 2025 related to this transaction amounted to $444,319.

On July 7, 2025, the Company issued 3 shares of common stock pursuant to a consulting agreement for services rendered. The stock compensation expense for the year ended December 31, 2025, related to this transaction amounted to $3,756.

On July 8, 2025, the Company issued the remaining amount of common stock of 3 shares, pursuant to the consulting agreement entered into on February 20, 2025. The stock compensation expense for the year ended December 31, 2025 related to this transaction amounted to $2,118.

On July 14, 2025, the Company entered into an exchange agreement with certain holder (the “Holder”) of a common stock purchase warrant to purchase 18,519 shares of common stock, at $13.50 per share, issued by the Company to the Holder on November 14, 2022. Pursuant to such exchange agreement, the Holder’s warrant was cancelled and in exchange, the Company issued an aggregate of 750 shares of common stock to the Holder. The stock compensation expense for the year ended December 31, 2025 related to this transaction amounted to $559,125.

On July 14, 2025, the Company entered into a consulting agreement pursuant to which the Company agreed to issue 500 shares of the Company’s common stock for services rendered. The stock compensation expense for the year ended December 31, 2025 related to this transaction amounted to $372,750.

On July 17, 2025, the Company entered into an exchange agreement with Joseph La Rosa, its Chief Executive Officer and holder of a common stock purchase warrant to purchase 18,519 shares of common stock, at $13.50 per share, issued by the Company to Mr. La Rosa on December 2, 2022. Pursuant to such exchange agreement, Mr. La Rosa’s warrant was cancelled and in exchange, the Company issued Mr. La Rosa an aggregate of 750 shares of common stock. The stock compensation expense for the year ended December 31, 2025, related to this transaction amounted to $573,000.

On August 11, 2025, the Company issued its directors, officers, certain employees an aggregate 1,011 unregistered shares of common stock pursuant to the Second Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (“Second Amended 2022 Plan”). The stock compensation expense for the year ended December 31, 2025, related to this transaction amounted to $511,116.

On August 28, 2025, the Company issued 427 registered shares of common stock pursuant to the Second Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (“Second Amended 2022 Plan”). The stock compensation expense for the year ended December 31, 2025, related to this transaction amounted to $236,575.

On September 26, 2025, the Company issued 750 registered shares of common stock to Ross Carmel, as the designee of its legal counsel, Sichenzia Ross Ference Carmel LLP, in exchange for amounts payable for services rendered to the Company. The shares were issued to Mr. Carmel pursuant to Second Amended 2022 Plan. The value of this conversion transaction amounted to $502,875, of which $348,319 was used to offset accounts payable, while the remaining $154,557 is recorded as stock based compensation issued for consulting work.

For the year ended December 31, 2025, the holder of our Senior Secured promissory notes converted 8,215 of the Company’s common stock as part of their First warrants and principal and interest conversions.

For the year ended December 31, 2025, the Company utilized their ATM and sold a total of 3,871 shares of the Company’s common stock for gross proceeds of $ 7,781,297 and net proceeds of $7,497,266.

For the year ended December 31, 2025, the Company issued 44 shares of the Company’s common stock pursuant to the Restricted Stock Unit (RSU) vesting with a value of $173,861.

On February 20, 2024, April 1, 2024, and July 15, 2024, the Company entered into securities purchase agreements with the same accredited investor for the issuance of senior secured promissory notes. As part of these transactions, the Company issued 8 shares, 6 shares, and 4 shares respectively, of the Company’s common stock as commitment fees. The value of the shares was allocated to the debt discount.

In February 2024, the Company executed a service agreement with a service provider for efforts to initiate the Company’s brokerage business in Texas. The Company issued a single share of the Company’s unregistered, restricted common stock to the service provider, which were issued on February 22, 2024 for a share value and stock-based compensation expense amount of $6,589.

In September 2023, the Company executed a consulting agreement with a service provider to supply certain investor relations services post-IPO. The Company extended the agreement in March 2024 and issued 28 shares of the Company’s unregistered, restricted common stock, which were issued on March 13, 2024 and valued at $14,142.86 per share resulting in $396,000 of stock-based compensation expense.

In May 2024, the Company executed three consulting agreements with service providers to supply certain investor relations services post-IPO. As part of these agreements, the Company issued an aggregate of 33 shares of the Company’s unregistered, restricted common stock, which were issued on May 17, 2024 and valued at $9,454.54 per share resulting in $312,000 of stock-based compensation expense.

During 2024, $891,064 worth of principal and interest related to the first and second senior secured promissory notes were paid down through the issuance of 117 restricted common stock. Additionally, $150,000 worth of accounts payable was paid down through the issuance of 29 shares of restricted common stock.

During 2024, the Company issued 95 shares of restricted common stock and 64 in prefunded warrants in order to raise capital. The pre-funded warrants were exercised by quarter end. The restricted shares were granted at $4,720.00 per share and the pre-funded warrants were issued at $5,200 per share.

In September 2024, the Company executed a consulting agreement to receive certain investor relations services. As part of the agreement, the Company issued 29 shares of unregistered, restricted commons stock, which were issued on September 23, 2024 and valued at $5,200.00 per share.

During 2024, the Company purchased seven entities. A portion of the purchase price for all of the entities were settled by the issuance of an aggregate of 202 unregistered, restricted shares of the Company’s common stock. See Note 5— Business Combinations for additional information.

Note 11 — Series X Preferred Stock Subject to Redemption

Redemption Agreement

In connection with the Purchase Agreement, on November 12, 2025, the Company and Mr. La Rosa entered into a redemption agreement (“Redemption Agreement”), pursuant to which, on the Initial Closing Date, the Company will redeem and immediately cancel and return to the status of “blank check” preferred stock of the Company, a number of Mr. La Rosa’s shares of Series X Preferred Stock such that, immediately after such redemption, he will own shares of Series X Preferred Stock representing not less than 80% of the total voting power of the Company for a redemption price of $2,000,000 which is recognized as a deemed dividend on the statement of operations payable on the Initial Closing Date, and $500,000 contingently payable upon the satisfaction by the Company of its SEC filing requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for four consecutive quarters and certain other four-quarter requirements set forth therein. Mr. La Rosa’s remaining shares of Series X Preferred Stock will be redeemed by the Company at a subsequent time determined by the Board or otherwise as set forth in the Redemption Agreement as described below, in each case for no additional consideration. These redemptions of the Series X Preferred Stock are conditioned upon stockholders’ approval and effectiveness of the Certificate of Amendment (as defined below).

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

In addition, under the Redemption Agreement, Mr. La Rosa agreed, subject to certain customary exceptions, not to sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any of his shares of the Series X Preferred Stock during the term of the Redemption Agreement, without the consent of the Lead Buyer.

On December 22, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation, pursuant to which effective as of December 26, 2026 the shares of the Series X Preferred Stock may be redeemed from time to time and at any time in whole or in part upon such terms and conditions as may be approved by the Board of Directors and agreed to by the holder(s) thereof. As a result, the Company reassessed the classification of the Series X Preferred Stock after the modification, in relation to the potential redeemability of the shares and the permanent equity versus temporary equity classification and determined the Series X Preferred Stock should be reclassified to temporary equity as of the effective date of the amendment.

Note 12 — Equity Incentive Plan

On January 10, 2022, the Company adopted the La Rosa Holdings Corp. 2022 Equity Incentive Plan (the “2022 Plan”) pursuant to which a maximum of 625 shares of Common Stock of the Company were authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units and performance shares. Persons eligible to receive awards under the 2022 Plan include employees, consultants, and directors of the Company. The plan is administered by the Compensation Committee of the Board of Directors. On October 20, 2023, the Company filed a Form S-8 to register the securities in the 2022 Plan. As of December 31, 2025, there are 819 shares available for issuance after reserving an additional 568 shares under the plan through the end of 2025.

Stock Option Awards

Stock options are awards issued to employees and directors that entitle the holder to purchase Common Stock of the Company at a fixed price.

The Company recorded stock-based compensation related to options of $200,076 and $3,267,088 for the years ended December 31, 2025 and 2024, respectively. The Company did not realize any tax benefits associated with share-based compensation for the years ended December 31, 2025 and 2024, as the Company recorded a valuation allowance on all deferred tax assets.

At December 31, 2025, options outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	503	$12,264.19	8.22	$-
Expected to vest	41	4,429.74	8.97	-
Total	544	$11,673.68	8.28	$-

Additional information with respect to stock option activity:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Balance — December 31, 2024	490	$12,462.71
Granted	54	5,539.30
Balance — December 31, 2025	544	$11,673.68

The weighted average fair value and the assumptions used in calculating the stock options granted during fiscal year 2025 and 2024 were based on estimates at the date of grant as follows:

	December 31,	December 31,
	2025	2024
Weighted average fair value	$4,154.33	$831.45
Dividend yield	—	—
Expected volatility factor	68.5%	68.5%
Risk-free interest rate	4.5%	4.1%
Expected life (in years)	9.0	9.6

For the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation for employees awards of $3,148,801 and $3,292,291, respectively. The Company did not realize any tax benefits associated with share-based compensation for these periods, as the Company recorded a valuation allowance on all deferred tax assets.

As of December 31, 2025 and 2024, unrecognized compensation expense related to stock option awards totaled $75,126 and $92,892, respectively.

Restricted Stock Units (RSUs)

A restricted stock unit covering 1 share of Common Stock issued to the Company’s Chief Technology Officer (CTO) vested on February 1, 2024. In addition, the CTO received a grant of 1 restricted stock unit on February 1, 2025, which was issued under the 2022 Plan.

For the years ending December 31, 2025 and 2024, the Company recorded $51,345 and $23,144, respectively, of share-based compensation expense related to the RSUs. For the years ending December 31, 2025 and 2024, unrecognized compensation expense related to the awards was $229,952.16 and $86,722, respectively.

The Company did not realize any tax benefits associated with share-based compensation for the years ending December 31, 2025 and 2024, as the Company recorded a valuation allowance on all deferred tax assets.

Note 13 — Earnings Per Share

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

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been antidilutive:

	As of December 31,
	2025	2024
Warrants	14	737
Options	544	488
Restricted stock units	76	12
Series B Preferred Stock conversions	7,944	—
Total	8,578	1,232

Note 14 — Income Taxes

Our income before provision for (benefit from) income taxes for the years ended December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Income (loss) before income taxes
Domestic	$(30,016,549)	$(14,318,644)
Foreign	(393,873)	(31,352)
Income (loss) before income taxes	$(30,410,422)	$(14,349,996)

The benefit from income taxes was as follows:

	December 31,
	2025	2024
Current
U.S. Federal	$-	$-
State and local	-	-
Foreign	-	-

	$-	$-

Deferred
U.S. Federal	$(963,436)	$(2,423,582)
State and local	(301,873)	(695,810)
Foreign	(89,657)	-

	(1,354,966)	(3,119,392)
Valuation Allowance	1,354,966	3,119,392

	$-	$-
Total
U.S. Federal	$-	$-
State and local	-	-
Foreign	-	-
	$-	$-

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows:

	December 31, 2025
	$	%
U.S. federal statutory tax rate	(6,386,189)	21.00%
State and local tax effect	-	0.00%
Foreign tax effects
Spain	51,875	-0.17%
Puerto Rico	30,838	-0.10%
Effect of changes in tax laws or rates
Effect of cross-border tax laws
Tax Credits
Changes in valuation allowances	1,026,553	-3.38%
Nontaxable or nondeductible items
Permanent items
Change in fair value of warrants and convertible notes	3,228,505	-10.62%
Goodwill impairment	1,298,038	-4.27%
Non-controlling interest	(28,170)	0.09%
Deferred NOL true-up	1,455,051	-4.78%
Deferred basis true-up	(669,205)	2.20%
Other	(7,296)	0.03%
Effective Tax Rate	-	0.00%

A reconciliation of the provision for income taxes with the amounts computed by applying the Federal income tax rate to income from operations before the provision for income taxes is as follows for the years ended December 31, 2024:

December 31,
2024
U.S. federal statutory rate	21.00%

State taxes, net of federal benefit	4.51%
Permanent items	-1.97%
Deferred true-Up	0.00%
Valuation allowance	-21.74%
Foreign tax	0.00%
Other	-1.80%
Effective income tax rate	0.00%

There was no cash paid for income taxes, net of refunds, during the years ended December 31, 2025 and 2024, respectively.

The components of deferred tax assets (liabilities) were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$3,181,291	$3,085,132
Stock compensation	3,813,065	2,550,588
Lease liability	253,720	258,441
Goodwill	-	51,036
Allowance for bad debts	45,539	33,356
Charitable contributions	19,031	14,126

Total deferred assets	7,312,646	5,992,679

Deferred tax liabilities
Basis adjustment on acquired assets	(1,121,748)	(1,157,639)
Right of use asset	(244,372)	(252,920)
Other	(9,440)	-

Total deferred liabilities	(1,375,560)	(1,410,559)

Deferred tax assets (liabilities)	5,937,086	4,582,120
Deferred tax liabilities, net of valuation allowance	(5,937,086)	(4,582,120)

Deferred tax assets (liabilities, net of valuation allowance	$-	$-

As of December 31, 2025, the Company has federal net operating loss carryforwards of approximately $11.9 million and state net operating loss carryforwards of approximately $13.4 million which can be carried forward indefinitely. As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $12.0 million and state net operating loss carryforwards of approximately $12.9 million. The valuation allowance on our net deferred tax assets increased by $1.4 million and $3.1 million during the years ended December 31, 2025 and 2024, respectively. The changes in valuation allowances during the years ended December 31, 2025 and 2024 were primarily due to the net operating losses generated by the Company and stock compensation awarded. Deferred tax assets for net operating loss carryforwards are fully offset by a valuation allowance.

We have taken current and potential future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of federal tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which our deferred tax assets are deductible, we believe it is more likely than not that we will not realize the benefits of these deductible differences. We have recorded a valuation allowance for deferred tax assets of $5,937,086 and $4,582,120 as of December 31, 2025 and 2024.

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

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. As of December 31, 2025 and 2024 we have not accrued for any interest and penalties on our unrecognized tax benefits.

We file income tax returns in the U.S., Florida and foreign jurisdictions. We are currently not under examination by the Internal Revenue Service (“IRS”). All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state income tax purposes. Our returns for 2021 and subsequent tax years remain subject to examination in U.S. and Florida jurisdictions. Our returns for 2023 and subsequent tax years remain subject to examination in foreign jurisdictions.

As of December 31, 2025, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

Note 15 — Segments

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

The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. The following represents the information for the Company’s reportable segments for the years ended December 31, 2025 and 2024, respectively.

	2025	2024 (as restated)
Revenue by segment
Real Estate Brokerage Services (Residential)	$66,547,103	$57,024,911
Franchising Services	129,702	329,069
Coaching Services	443,863	568,516
Property Management	395,291	348,721
Real Estate Brokerage Services (Commercial)	694,133	327,912
Title Settlement and Insurance	297,714	83,010
	$68,507,806	$58,682,139
Cost of revenue by segment
Real Estate Brokerage Services (Residential)	$60,282,976	$51,684,882
Franchising Services	340,402	488,136
Coaching Services	268,082	310,288
Property Management	76,975	7,515
Real Estate Brokerage Services (Commercial)	570,982	238,039
Title Settlement and Insurance	-	-
	$61,539,417	$52,728,860
Gross profit (loss) by segment
Real Estate Brokerage Services (Residential)	$6,264,127	$5,340,029
Franchising Services	(210,700)	(159,067)
Coaching Services	175,781	258,228
Property Management	318,316	341,206
Real Estate Brokerage Services (Commercial)	123,151	89,873
Title Settlement and Insurance	297,714	83,010
	$6,968,389	$5,953,279
G&A by segment
Real Estate Brokerage Services (Residential)	$13,006,946	$10,414,191
Franchising Services	114,961	20,112
Coaching Services	138,331	1,625
Property Management	207,741	52,264
Real Estate Brokerage Services (Commercial)	163,336	51,717
Title Settlement and Insurance	238,657	85,642
	$13,869,972	$10,625,551

In addition to the expenses from these segments corporate expenses were $23,508,839 and $9,677,724, which resulted in the net loss of $30,410,422 and $14,349,996 for the years ended December 31, 2025 and 2024, respectively.

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the years ended December 31:

	2025	2024 (as restated)
Performance obligations satisfied at a point in time	$66,035,359	$56,169,461
Performance obligations satisfied over time	2,472,447	2,512,678
Revenue	$68,507,806	$58,682,139

Note 16 — Commitments and Contingencies

The Company has entered into indemnification agreements with the Company’s officers and directors for certain events or occurrences. The Company maintains a directors and officers insurance policy to provide coverage in the event of a claim against an officer or director.

Nasdaq Listing Rule

On October 10, 2024, the Company received a letter from Nasdaq notifying the Company that it was no longer in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq under the Bid Price Rule. Nasdaq has granted the Company 180 calendar days, or until April 8, 2025, to regain compliance with the Bid Price Rule. On April 9, 2025, Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until October 6, 2025, to regain compliance. The Company implemented an 80-for-1 reverse stock split effective July 7, 2025, which increased the trading price of its common stock. Following the reverse split, the Company regained compliance with the Nasdaq Bid Price Rule by maintaining a closing bid price of at least $1.00 per share for the required ten consecutive trading days. Nasdaq formally confirmed that the Company had regained compliance on July 21, 2025.

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

On February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000. Original mediation was scheduled for August 25, 2025, with a second mediation set for April 28, 2026. Discovery is proceeding and the trial is set for October 2026. The Company denies the merits of the claims and intends on vigorously defending the litigation.

On March 5, 2025, Joshua Epstein, our former employee and Chief Strategy Officer, filed a civil lawsuit in Osceola County, Florida Circuit Court alleging claims for breach of contract, promissory estoppel, conversion, unjust enrichment, breach of good faith and fair dealings, fraud in the inducement, and to recover alleged unpaid compensation in the amount of $100,000 from the Company. The Company strongly opposed and denied these claims. Original partial mediation occurred on September 5, 2025. A second mediation is expected to be set in the near future. The case trial is scheduled for April 2027. The Company denies the merits of the claims and intends on vigorously defending the litigation.

On June 5, 2025, an employee, who served as our Senior Human Resources and Payroll Specialist from July 10, 2024 to August 19, 2024, filed a civil lawsuit against the Company in the Circuit Court of Osceola County, Florida. The employee is seeking a jury trial claiming $50,000 in damages and that the Company terminated her employment in violation of SS 448.102(3). On July 9, 2025, the Company responded to the complaint with its answer and affirmative defenses, effectively denying all of the plaintiff’s claims. In March of 2026 discovery and depositions began. The case remains pending.

On January 13, 2026, Martin Scott CFO Consulting Services, Inc. filed a civil lawsuit against the Company and La Rosa Realty, LLC, in the Circuit Court of Palm Beach County for breach of contract, open account, account stated, and unjust enrichment. The plaintiff stated that he had a contract with the defendants and is owed unpaid fees of approximately $29,000 and legal expenses. The Company settled this lawsuit on April 20, 2026 for the amount of $22,000.

On January 30, 2026, La Rosa Holdings Corp. and La Rosa Realty Orlando LLC filed a civil lawsuit against Reinaldo Zapata and Viviana Figueroa in the Circuit Court of Orange County. The case involved an action for dissolution of La Rosa Realty Orlando, action for conversion against Reinaldo Zapata, and an action for damage for breach of employment agreement against Reinaldo Zapata. The case was settled on April 4, 2026.

On February 1, 2026, Stacy-Ann Blair and Delroxry Blair filed a civil lawsuit against La Rosa Realty CW Properties, et. al. in the Circuit Court of Orange County, Florida, stating that La Rosa CW Properties failed to disclose a family relationship with one or more of its sellers, creating a material conflict of interest. The plaintiffs claim breach of contract, unjust enrichment, fraudulent and negligent misrepresentation, and civil theft and seeking damages of approximately $9,600. The Company filed a motion to dismiss, which was further amended. A case management conference is being scheduled for July-August 2026 and the mediation is set for July 2026. The Company denies the merits of the claims and intends on vigorously defending the litigation.

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

Note 17 — Related Party Transactions

The Company leases its corporate office from an entity controlled by the Company’s CEO. The rent expense for the years ending December 31, 2025 and 2024 were $147,600 and $142,602, respectively. There are no future minimum rental payments, and the lease may be cancelled at any time by either party.

On July 1, 2023, the Company began leasing office space for its subsidiary, La Rosa Realty, from an entity owned by Joseph La Rosa, the Company’s CEO, and Michael La Rosa, the Company’s former member of the Board. There was a written lease, which included a minimum monthly rent of $4,593, with a term that ended in June 2025. As of the date of this Report, that agreement continues on a month-to-month basis under its original terms.

Note 18 — Subsequent Events

November 2025 Securities Purchase Agreement Initial Closing

On January 8, 2026, the Company consummated the Initial Closing under the Purchase Agreement dated November 12, 2025, pursuant to which it issued to the Investors a senior secured convertible note in the principal amount of $11,000,000 (the “January 2026 Initial Note”), for an aggregate purchase price of $9,900,000. The January 2026 Initial Note bears interest at a rate of ten percent (10%) per annum that is payable monthly in arrears which commenced on February 1, 2026, matures twenty-four (24) months from the date of issuance (January 8, 2028) and contains customary covenants and events of default (upon which the interest rate will increase to a rate of nineteen percent (19%) per annum) as described in the January 2026 Initial Note. As long as certain conditions specified in the January 2026 Initial Note are met, the Company has the right to pay interest in cash, shares of the Company’s Common Stock or any combination thereof. If the Company elects to pay interest in shares of the Company’s Common Stock, the number of shares will be determined based on a conversion price equal to the lower of (a) the conversion price then in effect (initially $0.8347) and (b) the greater of the Floor Price (initially $0.778) and 90% of the lowest daily VWAP of the Company’s Common Stock during the 10 trading days immediately preceding the delivery of the interest payment notice.

The Initial Note is convertible at the Investors’ option into the Conversion Shares of the Company’s Common Stock, par value $0.0001 per share, at an initial conversion price equal to the lower of (a) $0.8347, subject to adjustment as provided in the Initial Note, provided that in no event may the conversion price be less than the Floor Price of $0.778, and (b) 90% of the lowest daily VWAP of the Company’s Common Stock during the 10 trading days immediately preceding the Conversion Date. In addition, the Investors’ may elect an Alternate Conversion at any time, based on the Alternate Conversion Price equal to the lower of (a) the conversion price then in effect (initially $0.8347) and (b) the greater of the Floor Price (initially $0.778) and 90% of the lowest daily VWAP of the Company’s Common Stock during the 10 trading days immediately preceding the Conversion Date. If an Alternate Conversion is elected, and the Conversion Floor Price Condition (as defined in the Purchase Agreement) is met, the Company will also deliver to the Investors cash equal to (a) the VWAP of the Common Stock on the trading day immediately preceding the conversion multiplied by (b) the difference between the number of shares actually received by the Investors in the conversion and the number of shares that would have been received by the Investors if the Floor Price had not been in effect.

The January 2026 Initial Note also provides the Investors with the right to redeem all or a portion of the January 2026 Initial Note (either optionally or automatically) upon the occurrence of certain specified events, at a redemption price which includes a 120% premium. The Company also has the right to call the January 2026 Initial Note at any time, with the redemption price also including the 120% premium.

The Company received $9,635,000 in net proceeds from the Initial Closing, that will be used as follows: (i) $7,000,000 of net proceeds to acquire Note Purchased Crypto as a digital asset for the Company’s balance sheet, (ii) $2,000,000 of the net proceeds to redeem a portion of the outstanding shares of the Series X Super Voting Preferred Stock pursuant to the Redemption Agreement, (iii) $500,000 of the net proceeds will be kept in a controlled account to fund the redemption of remaining shares of the Series X Super Voting Preferred Stock in accordance with the terms of the Redemption Agreement, and (iv) any remaining proceeds, for general corporate purposes, working capital, acquisitions and other strategic transactions.

The Company has performed an assessment of the accounting impact of the January 2026 Initial Note, which will be more fully disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2026. After evaluating the embedded features of the January 2026 Initial Note, the Company made an election to account for the Note under the fair value option. The Company’s preliminary estimate of the fair value of the January 2026 Initial Note is $15,100,000 as of its issuance date. Further, as noted above, $500,000 in net proceeds were utilized to acquire Note Purchased Crypto, initially consisting of certain ‘stablecoin’ crypto assets which are designed to maintain a 1:1 pricing relationship with one U.S. Dollar. Subject to the Token Rights Agreement, 50% of the tokens acquired using the $7,500,000 in net proceeds can be requested to be delivered to the Investors with no further consideration required (with the number of tokens acquired equating to 3,750,000). The Company has determined that the obligations under the Token Rights Agreement represent a derivative financial instrument, and have preliminarily estimated the fair value of such obligation to be approximately $3,750,000 upon the Initial Closing. In order to recognize both the January 2026 Initial Note and the obligation under the Token Rights Agreement derivative liability at their respective fair values at issuance (and in relation to the net proceeds received), the Company recorded a loss on issuance of the instruments, preliminarily estimated to be approximately $9,200,000.

Redemption of Series X Super Voting Preferred Stock

On January 8, 2026, concurrent the Initial Closing and pursuant to the terms of the Redemption Agreement, the Company redeemed 200 shares of the Series X Super Voting Preferred Stock held by Mr. Joseph La Rosa, the Chief Executive Officer of the Company. Of the initial $2,000,000 Fixed Redemption Price described in the Redemption Agreement, the Company and Mr. La Rosa agreed that the Company will pay Mr. La Rosa $1,700,000 in cash immediately after the Initial Closing and the remaining $300,000 of the Fixed Redemption Price will be paid to Mr. La Rosa at a later date to be agreed by the Company and Mr. La Rosa. The remaining $500,000 Contingent Redemption Price associated with the repurchase remains subject to the satisfaction of the conditions outlined in the Redemption Agreement.

November 2025 Securities Purchase Agreement and Token Rights Agreement Amendments

On March 24, 2026, the Company and the Investor entered into an amendment to the Purchase Agreement. The primary purpose of this amendment was to revise the allocation or utilization of net proceeds obtained by the Company from any further equity line of credit, equity purchase facility, or at-the-market offering, such that the net proceeds shall be allocated as follows: (i) until such time as the Company has paid to its placement agent and financial advisor (together, the “Advisors”) an aggregate of $751,221 in deferred fees (1) 20% to pay any outstanding deferred fees due to the Advisors, (2) 40% to acquire Note Purchased Crypto (as defined in the SPA) as a digital asset for the Company’s balance sheet, and (3) the remaining 40% for general corporate purposes, working capital, acquisitions and other strategic transactions (including, but not limited to, developing next-generation data center infrastructure for AI computing), and (ii) thereafter (1) 50% of the net proceeds shall be used to acquire Note Purchased Crypto as a digital asset for the Company’s balance sheet and (2) the remaining 50% of the net proceeds shall be used for general corporate purposes, working capital, acquisitions and other strategic transactions (including, but not limited to, developing next-generation data center infrastructure for AI computing), including payment of an additional $77,000 in deferred fees to the Advisors due and payable not earlier than December 31, 2026. The amendment to the Purchase Agreement did not have any effect on the terms of the January 2026 Initial Note described above.

On March 24, 2026, the Company and the Investor entered into an amendment to the Token Rights Agreement, under which the Investor will be entitled to receive an aggregate number of Right Tokens equal to the sum of (i) fifty percent (50%) of any and all Tokens purchased by the Company on and after the Issuance Date using the net proceeds of each closing under the Purchase Agreement and (ii) fifty six and one quarter percent (56.25%) of any and all Tokens purchased by the Company on and after the Issuance Date using the net proceeds of any Other Financing (as defined in the Token Right). The amendment to the Token Rights Agreement did not have any additional effect on the terms of the Token Rights Agreement and obligations described above.

Securities Purchase Agreement Initial Closing

On January 8, 2026, the Company consummated the initial closing (the “Initial Closing”) under the Purchase Agreement dated November 12, 2025, pursuant to which it issued to the Investors a senior secured convertible note in the principal amount of $11,000,000 (the “Initial Note”), together with a previously issued Token Right (as defined in the Initial 8-K), for an aggregate purchase price of $9,900,000.

The Initial Note is convertible into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an initial conversion price equal to $0.8347, subject to adjustment as provided in the Initial Note, provided that in no event may the conversion price be less than the floor price of $0.778 (the “Floor Price”). The Initial Note bears interest at a rate of ten percent (10%) per annum that is payable monthly in arrears which commenced on February 1, 2026, matures twenty-four (24) months from the date of issuance and contains customary covenants and events of default (upon which the interest rate will increase to a rate of nineteen percent (19%) per annum) as described in the Initial Note.

As a condition to the Initial Closing as provided in the Purchase Agreement: (i) on December 22, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation in order to expressly permit the Company to redeem shares of its Series X Super Voting Preferred Stock as described in the Initial 8-K, which became effective on December 26, 2025; and (ii) on January 5, 2026, the Company and the Collateral Agent also entered into that certain Account Control Agreement as described in the Initial 8-K.

The Company received $9,635,000 in net proceeds from the Initial Closing, that will be used as follows: (i) $7,000,000 of net proceeds to acquire Note Purchased Crypto (as defined in the Notes) as a digital asset for the Company’s balance sheet, (ii) $2,000,000 of the net proceeds to redeem a portion of the outstanding shares of the Series X Super Voting Preferred Stock pursuant to the Redemption Agreement (as defined in the Initial 8-K), (iii) $500,000 of the net proceeds will be kept in a controlled account to fund the redemption of remaining shares of the Series X Super Voting Preferred Stock in accordance with the terms of the Redemption Agreement, and (iv) any remaining proceeds, for general corporate purposes, working capital, acquisitions and other strategic transactions.

On the Initial Closing, pursuant to the terms of the Redemption Agreement, the Company redeemed 200 shares of the Series X Super Voting Preferred Stock held by Mr. Joseph La Rosa, the Chief Executive Officer of the Company, and the Company and Mr. La Rosa agreed that the Company will pay Mr. La Rosa a portion of the Fixed Redemption Price (as defined in the Redemption Agreement) equal to $1,700,000 immediately after the Initial Closing and the remaining $300,000 of the Fixed Redemption Price will be paid to Mr. La Rosa at a later date to be agreed by the Company and Mr. La Rosa.

Land Purchase

On February 4, 2026 , the Company entered into an agreement (the “Agreement”) with Veras Nova, LLC, a Florida corporation (“Seller”), pursuant to which, the Company agreed to purchase and the Seller agreed to sell a parcel of land located at 2570 AmeraTrails Lot 6D Saint Cloud, FL 34772 (the “Property”). The Company intends to develop a Tier III AI data center at the Property.

The purchase price of the Property is $675,000, which includes an initial earnest money deposit of $10,000 (the “Earnest Money”). The Company and the Seller have agreed to consummate the transactions contemplated by the Agreement on June 15, 2026, subject to the closing conditions set forth in the Agreement, including the determination by the Company, in its sole discretion, that the Property is suitable for the Company.

The Agreement contains representations, warranties, and closing conditions that are customary for transactions of this type. The Agreement provides for a customary inspection period ending on 75th day after the Effective Date (the “Due Diligence Period”), and the Company has the right to terminate the Agreement upon written notice to the Seller within the Due Diligence Period. In the event of such termination by the Company, the Earnest Money will be returned to the Company.

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text of the form of the Agreement which is filed as Exhibit 10.142 to this Current Report on Form 8-K and incorporated herein by reference.

Disposition of Membership Interest in LR Kissimmee

On January 19, 2026, the Company entered into waiver agreements with certain accredited investors (the “Investors”) party to that certain SPA with the Company, dated as of February, 4, 2025, as amended, or that certain Purchase Agreement with the Company, dated as of November 12, 2025, as amended, in connection with the Company’s proposed sale of its 51% interest (the “Company’s LR Kissimmee Interest”) in Horeb Kissimmee Realty LLC, a Florida limited liability company (“LR Kissimmee”), to the owner of the remaining 49% interest (the “Purchaser”).

On February 4, 2026, the Company entered into and closed the transaction (the “Transaction”) provided for under a Membership Interest Purchase Agreement (the “Sale Agreement”) by and among the Company, the Purchaser and LR Kissimmee. Under the Sale Agreement, the Company will receive from the Purchaser aggregate cash consideration for the Interest of $500,000, payable in twelve (12) equal monthly installments of $41,666.67, which commenced on February 28, 2026. In addition, the Purchaser agreed to pay the Company $61,200, representing the Company’s pro rata share of an outstanding loan previously made by LR Kissimmee to the Purchaser, payable in four (4) equal quarterly installments of $15,300 commencing on the same date.

The sale is subject to customary conditions, including receipt of the Investors’ waivers of the rights under the SPAs and related transaction documents. As a result of the closing of the Transaction, the Company fully withdrew as a member of LR Kissimmee and has no continuing ownership interest therein.

Acquisition of Membership Interest in LR Lakeland

On February 10, 2026, the Company entered into a waiver agreement with certain accredited investors (the “Investors”) party to that certain securities purchase agreement with the Company, dated as of November 12, 2025, as amended, in connection with the proposed acquisition by the Company of the remaining 49% interest (the “Interest”) in its 51% subsidiary, La Rosa Realty Lakeland LLC, a Florida limited liability company (“LR Lakeland”), that it did not own from the holder thereof (the “Seller”).

On February 11, 2026, the Company entered into and closed the transaction (the “Transaction”) provided for under a Membership Interest Purchase Agreement (the “Purchase Agreement”) and a Settlement Agreement (the “Settlement Agreement”, and together with the Purchase Agreement, the “Agreements”) by and among the Company, Joseph La Rosa, the Chief Executive Officer of the Company, the selling member (the “Seller”) of La Rosa Realty Lakeland LLC, a Florida limited liability company (“Lakeland”), and Lakeland.

Pursuant to the Agreements, the Company acquired from the Seller all of his 49% membership interest in Lakeland for aggregate cash consideration of $350,000 (the “Purchase Price”), consisting of (i) an initial payment of $150,000 paid within ten (10) days following the closing, and (ii) installment payments totaling $200,000, payable in twelve (12) equal monthly installments of $16,666.67 which commenced on March 1, 2026. As a result of the closing of the Transaction, Lakeland became a wholly owned subsidiary of the Company. The Agreements contain customary representations, warranties, covenants and mutual releases.

In addition, under the Settlement Agreement, the Seller agreed not to sell more than 5,000 shares of the Company’s common stock per calendar month prior to the earlier of (i) receipt by the Seller of the full Purchase Price, and (ii) such date as the Company’s common stock has a closing price of $5.00 or more for twenty (20) consecutive trading days, as reported by the Nasdaq Stock Market.

As part of the closing of the Transaction, on February 11, 2026, the Company and the Seller also entered into a Pledge Agreement (the “Pledge Agreement”) pursuant to which, as a security for the unpaid portion of the Purchase Price, the Company granted the Seller a perfected, first-priority security interest in a non-voting 28% economic membership interest in Lakeland.

Securities Purchase Agreement

On March 4, 2026, the Company, and an institutional investor (the “Investor”) entered into a securities purchase agreement pursuant to which the Company issued to the Investor 100 shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”), for a purchase price of $1,000 per share. On the same date, the Company filed a Certificate of Designation of Rights and Preferences of the Series C Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada.

Series C Preferred Stock

No Dividends; Voting Rights

The Series C Preferred Stock bears no dividends. The Series C Preferred Stock has no voting rights except as required by Nevada law and except if the Company proposes to: (a) amend or repeal any provision of, or add any provision to, its articles of incorporation (the “Certificate of Incorporation”) or bylaws, or file any certificate of designations or articles of amendment of any series of shares of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit of the Series C Preferred Stock, regardless of whether any such action shall be by means of amendment to the Certificate of Incorporation or by merger, consolidation or otherwise; (b) increase or decrease (other than by conversion) the authorized number of shares of Series C Convertible Preferred Stock; (c) create or authorize (by reclassification or otherwise) any new class or series of Senior Preferred Stock or Parity Stock (as each term is defined in the Certificate of Designation); (d) purchase, repurchase or redeem any shares of Junior Stock (as defined in the Certificate of Designation) (other than pursuant to the terms of the Company’s equity incentive plans and options and other equity awards granted under such plans (that have in good faith been approved by the Company’s board of directors)); (e) pay dividends or make any other distribution on any shares of any Junior Stock; (f) issue any additional shares of Series C Preferred Stock; or (g) whether or not prohibited by the terms of the Series C Preferred Stock, circumvent a right of such shares under the Certificate of Designation.

Conversion Rights

Subject to the Maximum Percentage (as hereinafter defined), holders of outstanding shares of Series C Preferred Stock are entitled to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) thereof into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at the Conversion Rate (as hereinafter defined). For such purpose: (i) “Conversion Amount” means the stated value thereof and any other unpaid amounts owed to such holder(s) under the Transaction Documents (as defined in the Securities Purchase Agreement); (ii) “Conversion Rate” means the amount determined by dividing (x) such Conversion Amount by (y) the Conversion Price; and (iii) “Conversion Price”, as of any date of determination and subject to adjustment as provided therein (if any), at the option of the converting holder(s), either: (A) $1.176 per share (subject to adjustment), or (B) the “Alternate Conversion Price”. As used herein, “Alternate Conversion Price” means the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) the greater of (x) the “Floor Price” of $0.196 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (y) 90% of the lowest VWAP (as defined in the Certificate of Designation) of the Common Stock during the ten (10) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice. In the event the holder elects to convert the Series C Preferred Stock at the Alternate Conversion Price, the Conversion Amount shall be multiplied by (i) if in connection with a Change of Control (as defined in the Certificate of Designation), 105% or (ii) otherwise, 125%.

A holder of Series C Preferred Stock shall not have the right to convert any portion of their Series C Preferred Stock to the extent that, after giving effect to such conversion, the holder (together with its affiliates) would beneficially own in excess of 9.99% (the “Maximum Percentage”).

Subject to certain exceptions outlined in the Certificate of Designation, including, but not limited to, equity issuances in connection with its equity incentive plan and certain strategic acquisitions, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sells, enters into an agreement to sell, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any shares of Common Stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, Common Stock, at an effective price per share less than the Conversion Price of the Series C Preferred Stock then in effect, the Conversion Price of the Series C Preferred Stock will be reduced to equal the effective price per share in such dilutive issuance.

Company Optional Redemption Rights

Under the Certificate of Designation, the Company has the right to redeem all, but not less than all, of the then outstanding shares of Series C Preferred Stock at a price equal to the greater of (i) the Conversion Amount being redeemed and (ii) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed multiplied by (2) the greatest Closing Sale Price (as defined therein) of the Common Stock on any trading day during the period commencing on the date immediately preceding the date of the Company’s notice to the holder(s) of Series C Preferred Stock of such redemption and ending on the trading day immediately prior to the date the Company makes the entire redemption payment required to be made under the Certificate of Designation.

Departure and Appointment of the Board Members

On February 5, 2026, Michael La Rosa resigned from the Board, and upon recommendation of the Nominating Committee, on February 10, 2026, the Board appointed Mr. Jaime Cosculluela as a member of the Board.

Amendments to CEO and COO Employment Agreements

On February 19, 2026, with the approval of its Board, the Company entered into (i) an Amendment (the “CEO Amendment”) to its Amended and Restated Employment Agreement, dated November 12, 2025, between the Company and Joseph La Rosa, the Company’s Chief Executive Officer, and (ii) an Amendment (the “COO Amendment”) to its Employment Agreement, dated January 31, 2024 (the “COO Employment Agreement”), between the Company and Deana La Rosa, the Company’s Chief Operating Officer.

Under the CEO Amendment, Mr. La Rosa agreed to a reduction in his base salary from $500,000 to $200,000 per annum, in consideration of which the Company agreed to revise certain provisions of the Confidential Information and Invention Assignment Agreement dated April 12, 2022 (the “CIA Agreement”), between Mr. La Rosa and the Company so that Mr. La Rosa’s non-competition restrictions were effective only during the term of his employment with the Company. In addition, the period of non-solicitation restrictions under the CIA Agreement was reduced from twenty-four (24) to twelve (12) months post-employment. These changes became effective on March 15, 2026.

Under the COO Amendment, the COO agreed to a reduction in her base salary from $250,000 to $100,000 per annum, in consideration of which the Company agreed to revise certain restrictive covenants of the COO Employment Agreement so that Mrs. La Rosa’s non-competition restrictions were effective only during the term of her employment with the Company, and the period of non-solicitation restriction was reduced from twenty-four (24) to twelve (12) post-employment. These changes became effective on March 15, 2026.

Acquisition of Remaining Interest in Orlando

On April 3, 2026, the Company, La Rosa Realty Orlando LLC, a majority owned subsidiary of the Company (the “Orlando”), and two selling members of Orlando (collectively, the “Sellers”), entered into a settlement agreement (“Settlement Agreement”), pursuant to which, each of the Sellers sold their 24.5% membership interests (collectively, the “Interests”) in Orlando to the Company, and the Company agreed to (i) forgive the amount of $106,447 allegedly owed by one of the Sellers to Orlando, (ii) forgive the alleged $152,295 franchise fee obligation under one of the Seller’s personal guaranty, (iii) pay one of the Sellers the amount of $10,000, and (iv) dismiss without prejudice the civil suit of La Rosa Realty Corp., La Rosa Realty Orlando LLC v. Reinaldo Zapata, Viviana Figueroa, pending in the Circuit Court of Orange County, Florida. As a result of this transaction, Orlando became a wholly-owned subsidiary of the Company.

Equity Issuances

From January 29, 2026 through February 5, 2026, the holder of our Senior Secured Convertible Note converted out the remaining principal, interest and premium on the Note in exchange for 104,321 shares at a weighted average price of $51.25 per share.

From January 9, 2026, through the date of filing, the holder of the Series B preferred shares converted 5,721 of their preferred shares for a total of 956,042 common shares representing a total value of $6,644,609 at a weighted average share price of $6.95.

From January 9, 2026 through the date of filing the Company utilized their Equity Purchase Facility and sold 531,180 shares of common stock for a weighted average price of $8.61 raising a total of $4,574,237. The capital raised was allocated in line with the Purchase Agreement in place as well as the amendment to the Purchase agreement respectively for each draw. The capital was allocated with $3,522,191 going to the crypto wallet, $814,197 being brought into the business for working capital uses, and $237,849 being utilized to pay down placement agent payables.

On February 17, 2026, the Company entered into a marketing agreement pursuant to which the Company agreed to issue 3,500 shares of the Company’s common stock for services rendered.

The remaining 75 shares were made up of small quantity transactions that are not material enough to disclose separately, a portion of these are shares that have vested from RSU’s grants.

Nasdaq Notice Regarding Filing Deficiencies

On April 16, 2026, the Company received a notice (the “10-K Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Comprehensive Form 10-K for the fiscal year ended December 31, 2025 (the “Initial Delinquent Filing”) with the SEC. The Staff informed the Company that, under Nasdaq rules, the Company has 60 calendar days, or until June 15, 2026 to submit a plan to regain compliance, and if the Staff accepts such plan, they can grant an exception of up to 180 calendar days from the Initial Delinquent Filing’s due date (or until October 12, 2026) to regain compliance.

On May 21, 2026, the Company also received a notice (the “10-Q Notice,” and together with the 10-K Notice, the “Notices”) from the Staff indicating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2026, and noting that the Company also remains delinquent in filing its Initial Delinquent Filing. The 10-Q Notice further states that, in accordance with Nasdaq rules and as previously communicated in the 10-K Notice, the Company has until June 15, 2026 to submit a plan to regain compliance, and if the Staff accepts such plan, any exception granted will be limited to a maximum of 180 calendar days from the due date of the Initial Delinquent Filing, or until October 12, 2026, to regain compliance.

The Notices have no immediate effect on the listing or trading of the Common Stock, which will continue to trade on The Nasdaq Capital Market under the symbol “LRHC.” The Company intends to regain compliance with Nasdaq Listing Rule 5250(c)(1) by filing the delinquent reports and/or submit the plan with Nasdaq by June 15, 2026.

Series D Preferred Stock Financing

On May 27, 2026, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company issued the Investor 250 shares of the Company’s Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), for a purchase price of $1,000 per share. On the same date, the Company filed respective Certificate of Designation of Rights and Preferences of the Series D Preferred Stock with the Secretary of State of the State of Nevada. Pursuant to the agreement, the remaining 250 shares of Series D Preferred Stock may become issuable by the Company to the Investor at its sole option upon the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2025, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are ineffective, as we are a smaller reporting company with limited resources in our finance department, and we are in the process of establishing our procedures around our disclosure controls.

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

Management, including Mr. La Rosa, our Chief Executive Officer and our Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In our assessment we determined that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described below.

The Company identified material weaknesses in its internal control over financial reporting primarily related to deficiencies in its overall control environment, including limited accounting resources, inadequate segregation of duties, and the absence of formalized policies and procedures. In addition, the Company did not maintain effective controls over (i) significant accounting estimates and judgments, including the goodwill impairment assessment and the income tax provision prepared by external consultants, (ii) revenue recognition, including the determination of gross versus net presentation under ASC 606, which resulted in errors in previously issued financial statements and the restatement of the Company’s consolidated financial statements, (iii) the preparation, review, and approval of its periodic SEC filings to ensure the completeness, accuracy, and consistency of financial disclosures, and (iv) controls and processes related to cybersecurity risk management.

Remediation Plan

The Company is in the process of designing and implementing remediation measures, including enhanced review procedures, hiring additional personnel with technical accounting expertise and SEC reporting expertise, formalizing documentation standards, and strengthening oversight of third-party services providers and specialists.

Changes in Internal Control over Financial Reporting

Other than the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The names, positions and ages of our non-independent directors and executive officers as of June 3, 2026 are as follows:

Name	Age	Position	Director Since
Joseph La Rosa	48	President and Chief Executive Officer (Principal Executive Officer), Interim- Chief Financial Officer (Principal Financial and Accounting Officer)	August 2021
Deana La Rosa	55	Chief Operating Officer	—
Alex Santos	43	Chief Technology Officer	—
Jaime Cosculluela	48	Independent Director	February 2026
Lourdes Felix*	58	Independent Director	April 2024
Ned L. Siegel*	74	Independent Director	February 2022
Nicholas Adler*	50	Independent Director and Chairman of the Board of Directors	December 2025

*	Member of the Audit Committee, of the Compensation Committee and of the Nominating and Corporate Governance Committee.

A brief description of the background and business experience of our executive officers and directors for the past five years is as follows:

Joseph La Rosa is the Company’s Founder and has been serving as the Company’s President, Chief Executive Officer since August 2021 and of its original five subsidiaries (La Rosa Realty, LLC, La Rosa Property Management, LLC, La Rosa CRE LLC, La Rosa Coaching, LLC and La Rosa Franchising, LLC) since their inception. Since October 2025, Mr. La Rosa also serves as our Interim Chief Financial Officer. From August 2021 to December 2025 Mr. La Rosa served as a Chairman of the Board. A former police officer in Orlando, Florida, Mr. La Rosa entered his family’s commercial and residential real estate development business in 2001 and became President of La Rosa Development, Corp., a position he holds today. From 2008 to 2010, as President of the Casa Latino group of companies, he co-developed the first Latino real estate franchise throughout the United States, which in 2010 was ranked by the National Association of Realtors as one of the Fastest Growing Real Estate Franchises in the U.S. In 2004, Mr. La Rosa founded La Rosa Realty, LLC and is responsible for its past and current growth into a customer-oriented, agent-centric model of real estate brokerage powered by AI based technology tools. In addition to being home to almost 3,000 real estate professionals and being one of the top three brokerages in the State of Florida and in the top 20 brokerages in the National Association of Realtors, La Rosa Realty has continued its growth and expansion into supporting auxiliary services such as La Rosa Property Management, LLC, La Rosa CRE LLC (commercial), La Rosa Coaching, LLC and La Rosa Franchising, LLC. From October 2023, Mr. La Rosa serves as a Chief Executive Officer of Nona Legacy Powered By La Rosa Realty, Inc., a majority owned subsidiary of the Company. From December 2023 to date, Mr. La Rosa serves as the Manager of La Rosa Realty CW Properties, LLC, La Rosa Realty North Florida LLC, La Rosa Realty Orlando, LLC, and La Rosa Realty Premier, LLC, all majority owned subsidiaries of the Company. From February 2024 to date, Mr. La Rosa serves as the Manager of La Rosa Realty Winter Garden LLC, majority owned subsidiary of the Company. From February 2024 to February 2026, Mr. La Rosa served as the Manager of Horeb Kissimmee Realty LLC, former subsidiary of the Company. From March 2024 to date, Mr. La Rosa serves as the Chief Executive Officer and a member of the Board of Directors of La Rosa Realty California, a subsidiary of the Company. From April 2024 to date, Mr. La Rosa serves as the Manager of La Rosa Realty Lakeland LLC, a majority owned subsidiary of the Company. From May 2024 to September 2025, Mr. La Rosa served as the Manager of La Rosa Realty Success LLC, former subsidiary of the Company. From August 2024 to date, Mr. La Rosa serves as the Manager of two wholly-owned subsidiaries of the Company: BF Prime LLC and FPG Title Group, LLC. From December 2024 to date, Mr. La Rosa serves as the Manager of La Rosa Realty Beaches LLC, a wholly owned subsidiary of the Company. From January 2025 to December 2025, Mr. La Rosa served as the Co-Manager of La Rosa Realty NC LLC. From January 2025 to date, Mr. La Rosa serves as the Manager LR Luxury LLC, a wholly owned subsidiary of the Company. From April 2025 to date, Mr. La Rosa also serves as the Manager of LR Agent Advance, LLC, a wholly owned subsidiary of the Company. From April 2024 to date, Mr. La Rosa graduated from Florida International University   with a Bachelor of Science degree in criminal justice. We believe that Mr. La Rosa’s entrepreneurial, real estate, investment and leadership experience makes him well qualified to serve as a director of our Board.

Deana La Rosa was appointed the Chief Operating Officer of the Company in February 2024. Mrs. La Rosa brings over 30 years of expertise in finance and real estate to the Company. Mrs. La Rosa joined the Company as a Director of Operations in September 2023. Prior to that she served as the CEO of Lighthouse Mortgage Solutions from June 2022 through August 2023 and held key positions in management at Union Home Mortgage Corp. from January 2019 through June 2022 and The Federal Savings Bank from July 2015 through January 2019 as an SVP, where Mrs. La Rosa consistently led her teams to top producer status. With almost two decades as a licensed mortgage broker, she has excelled as an owner, sales manager, and operations manager. Notably, Mrs. La Rosa played a pivotal role in coaching loan officers and realtors to achieve top-tier performance. Her educational background includes business management and accounting studies at Adelphi University, complemented by a certification in equities and bond market trading from the NY Institute of Finance. Mrs. La Rosa’s extensive experience and commitment to excellence underscore her as a distinguished professional in finance and real estate. Mrs. La Rosa is the spouse of our Chief Executive Officer, Joseph La Rosa.

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

Jaime Cosculluela was appointed to serve as a member of the Company’s Board effective as of February 2026. Mr. Cosculluela is a strategic growth advisor and entrepreneur with more than 15 years of experience in the entertainment and digital marketing world. In February 2023, Mr. Cosculluela founded The Content Marketing Agency, helping artists to promote their music on digital platforms, which he owns and operates to date. In 2019, Mr. Cosculluela founded a recording studio, Jungl Studios, and a record label, Jungl LLC, both of which he owns and operates to date. From January 2018 to September 2021, Mr. Cosculluela acted as a co-founder of ShowKings LLC, a production company and ticketing platform. Prior to that, Mr. Cosculluela worked as a Senior Director – Investments at Oppenheimer & Co. Inc. (from June 2014 to March 2017). He also served as a First Vice President at UBS Financial Services of Puerto Rico (from February 2007 to June 2014), and a financial advisor at Popular Securities (from November 2001 to February 2007). Mr. Cosculluela completed coursework in Business Administration at the University of Cincinnati, where he was also a member of the university’s tennis team, and earned a Bachelor’s degree in Business Administration from Universidad del Sagrado Corazón (Puerto Rico). The Board believes that Mr. Cosculluela’s business development and entrepreneurial background as well as his experience in a financing industry make him qualified to serve on our Board.

Nicholas H. Adler was appointed to serve as a Chairman of the Board effective as of December 2025. Mr. Adler is a licensed attorney in Nashville, Tennessee specializing in defense litigation, bankruptcy, foreclosure, and real estate matters. He has been a partner at Brock & Scott PLLC since 2012. After his graduation from law school, Mr. Adler practiced with a large international firm in New York specializing in securities regulation. Since 2005, his practice has focused on the representation of national and regional credit grantors in Tennessee. He is also active in real estate development and asset management in Nashville as a principal of Q&A Developments, LLC which specializes in multi-family and mixed-use projects. Since September 2020, Mr. Adler also serves as Chairman of the Board of Directors of Freight Technologies, Inc. (Nasdaq: FRGT) a technology company offering a portfolio of proprietary platform solutions across the supply chain process. Since November 2025, Mr. Adler serves as a director of Aero Velocity Inc., a specialized drone technology company. He earned his B.A. in political science from Vanderbilt University and his J.D. from The Washington and Lee University School of Law. The Board believes that Mr. Adler is qualified to serve as a Chairman of the Board and as an independent member of the Board’s committees because of his legal, real estate development and asset management experience.

Ambassador Ned L. Siegel was appointed to serve as a member of the Company’s Board effective February 2022. Ambassador Siegel is the President of The Siegel Group, a multi-disciplined international business management advisory firm he founded in 1997 in Boca Raton, Florida, specializing in real estate, energy, utilities, infrastructure, financial services, oil and gas and cyber and secure technology. Ambassador Siegel has served since 2013 as Of Counsel to the law firm of Wildes & Weinberg, P.C. From October 2007 until January 2009, he served as the United States Ambassador to the Commonwealth of The Bahamas. Prior to his Ambassadorship, in 2006, he served with Ambassador John R. Bolton at the United Nations in New York, as the Senior Advisor to the U.S. Mission and as the United States Representative to the 61st Session of the United Nations General Assembly. From 2003 to 2007, Ambassador Siegel served on the Board of Directors of the Overseas Private Investment Corporation (“OPIC”), which was established to help U.S. businesses invest overseas, fostering economic development in new and emerging markets, complementing the private sector in managing the risk associated with foreign direct investment and supporting U.S. foreign policy. Appointed by Governor Jeb Bush, Ambassador Siegel served as a Member of the Board of Directors of Enterprise Florida, Inc. (“EFI”) from 1999-2004. EFI is the state of Florida’s primary organization promoting statewide economic development through its public-private partnership. From February 2011 to April 2019, Ambassador Siegel served on the Board of Directors of PositiveID Corporation (OTCQB: PSID). From April 2014 to March 2020, Ambassador Siegel served as a director of the Board of Notis Global Inc. (OTC: NGBL). Ambassador Siegel served as a director and a member of the Board committees of Vocodia Holdings Corp., (CBOE: VHAI) (from January 2023 to January 2025), and a director, Chairman of a compensation committee, and member of audit committee of Bannix Acquisition Corp. (Nasdaq: BNIX) (from October 2022 to July 2025). Ambassador Siegel presently serves on the Board of Directors of the following companies: Janover Inc. (Nasdaq: JNVR)(from July 2023), Worksport Ltd, (Nasdaq: WKSP) (from August 2021). He also presently serves in an advisory capacity to the U.S. Medical Glove Company. Ambassador Siegel received a B.A. from the University of Connecticut in 1973 and a J.D. from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina. The Board believes that Ambassador Siegel’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board, and as an independent member of the Board’s committees.

Lourdes Felix was appointed to serve as a member of the Company’s Board effective April 2024. Ms. Felix is an entrepreneur and corporate finance executive with 30 years of combined experience in capital markets, public accounting and in the private sector. She currently serves as Chief Executive Officer, Chief Financial Officer, and a member of the board of directors of BioCorRx Inc. (OTCQB: BICX), a company focused on addiction treatment solutions and related disorders. She has been with BioCorRx since October 2012. Ms. Felix is one of the founders and President of BioCorRx Pharmaceuticals Inc., a majority owned subsidiary of BioCorRx Inc. Prior to joining BioCorRx, her experience was in the private sector and public accounting. From October 2021 to October 2025, Ms. Felix served as a member of the Board of Directors of Siyata Mobile, Inc. (Nasdaq: CHAI), as an independent director, a chairperson of the Audit Committee, and a member of Compensation Committee and Nominating and Corporate Governance Committee. Since January 9, 2023, Ms. Felix has also been serving as a member of the Board of Directors of Avalon GloboCare Corp. (Nasdaq: ALBT), as an independent director and the Chair of the Compensation Committee. Ms. Felix has expertise in finance, accounting, company-wide operations, budgeting, and internal control principles including GAAP, SEC, and Sarbanes-Oxley Act compliance. She has a thorough knowledge of federal and state regulations and has successfully managed and produced SEC regulatory filings. She also has extensive experience in developing and managing financial operations. Ms. Felix holds a Bachelor of Science in Accounting from the University of Phoenix. She is also an MBA candidate at D’Amore-McKim School of Business, Northeastern University. The Board believes that Ms. Felix is qualified to serve as a director of the Board of the Company because of her extensive investment and executive-level management experience, financial expertise, and extensive experience serving as a board member of public companies.

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

Our Controlled Company Status

Because, as of June 3, 2026, Mr. La Rosa beneficially owns 3,237 shares of our Common Stock and 1,800 shares of our Series X Preferred Stock which has 10,000 votes per share when voting together with the Common Stock, which will represent in the aggregate 18,003,237 votes, he can elect all of our directors and decide all other matters. Accordingly, we are a “controlled company” under the Nasdaq rules. A controlled company is not required to have a majority of independent directors or form an independent compensation or nominating and corporate governance committee.

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

Director Independence

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

Our Board has determined that four directors, Mr. Adler, Mr. Siegel, Ms. Lourdes, and Mr. Cosculluela, are independent directors as defined in the Nasdaq listing rules and under Rule 10-A-3(b)(1) of the Exchange Act and applicable SEC rules. Under such rules, Mr. Joseph La Rosa is not independent due to his position as our Chief Executive Officer and Interim Chief Financial Officer.

Family Relationships

Except for our Chief Operating Officer, Ms. Deana La Rosa, who is the spouse of our Chief Executive Officer and Interim Chief Financial Officer, Joseph La Rosa, there are no family relationships among any of our officers or directors. Mr. Michael A. La Rosa, former director of the Board, and a brother of Joseph La Rosa, resigned on February 5, 2026. His resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code on our website, www.larosaholdings.com. In addition, we will post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the Code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Comprehensive Form 10-K.

Clawback Policy

In November 2023, the Board of Directors adopted the La Rosa Holdings Corp. Clawback Policy for the recovery of erroneously awarded incentive-based compensation (the “Clawback Policy”), with an effective date of November 29, 2023, in order to comply with Section 10D of the Exchange Act, Rule 10D-1 of the Exchange Act (“Rule 10D-1”), and the listing rules adopted by The Nasdaq Stock Market, LLC (collectively, the “Final Clawback Rules”). The Board was designated as the administrator of the Clawback Policy.

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

Since the adoption of the Clawback Policy, we have had a restatement to our financial statements. However, this did not result in any difference in performance measures or any erroneously awarded compensation pursuant to our policy and there was no balance of erroneously awarded compensation to be recovered as of December 31, 2025.

Insider Trading Policy

In June 2024, we adopted our amended and restated insider trading policy and in October 2025, we adopted our second amended and restated insider trading policy (“Insider Trading Policy”). Our Insider Trading Policy governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards applicable to us. The Insider Trading Policy, among other things, prohibits our directors, officers, and employees from holding our securities in a margin account or pledging our securities as collateral for a loan. In addition, it prohibits employees, officers, and directors from engaging in put or call options, short selling, or similar hedging activities involving our stock.

Board Committees

Our Board has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each comprised entirely of independent directors.

Audit Committee

Our Audit Committee consists of three independent directors: Mr. Adler, Mr. Siegel and Ms. Felix. Ms. Felix is the Chairman of the Audit Committee. The Audit Committee will have at all times at least one “independent director” who is “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Our Board has determined that Ms. Felix. qualifies as an “Audit Committee financial expert,” as defined under rules and regulations of the SEC. Currently, all members of our Audit Committee meet the applicable independence requirements under Nasdaq Rules and Rule 10A-3 of the Exchange Act.

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

Compensation Committee

Our Compensation Committee is comprised of three individuals: Mr. Adler, Ms. Felix, and Mr. Siegel, each of whom is an independent director. Mr. Adler serves as the Chairman of the committee.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (“Nominating Committee”) is comprised of three individuals: Ms. Felix, Mr. Adler, and Mr. Siegel, each of whom is an independent director. Mr. Siegel serves as the Chairman of the committee. The responsibilities of the Nominating Committee are included in its written charter, which is available on the Company’s website, www.larosaholdings.com. The Nominating Committee acts on behalf of our Board of Directors to fulfill our Board of Directors’ responsibilities in overseeing all aspects of our nominating and corporate governance functions. The responsibilities of the Nominating Committee include, among others:

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

Our Nominating Committee seeks members from diverse professional backgrounds who combine a solid professional reputation and knowledge of our business and industry with a reputation for integrity. Diversity of experience, expertise, and viewpoints is one of many factors the Nominating Committee considers when recommending director nominees to our Board. Further, our Nominating Committee is committed to actively seeking highly qualified women and individuals from minority groups and the LGBTQ+ community to include in the pool from which new candidates are selected. Our Nominating Committee also seeks members that have experience in positions with a high degree of responsibility or are, or have been, leaders in the companies or institutions with which they are, or were, affiliated, but may seek other members with different backgrounds, based upon the contributions they can make to our Company.

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2025, the Board formally met a total of five times and our Audit Committee met four times in 2025. The Board also acted by written consent on numerous occasions.

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

Board Leadership Structure

Our Board of Directors recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide effective oversight of management. Our Board of Directors currently believes that our existing leadership structure, under which Mr. La Rosa serves as our Chief Executive Officer and director, and Mr. Adler serves as a Chairman of the Board, is effective, provides the appropriate balance of authority between independent and non-independent directors, and achieves the optimal governance model for us and for our stockholders.

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

In its governance role, and particularly in exercising its duty of care and diligence, our Board is responsible for ensuring that appropriate risk management policies and procedures are in place to protect the Company’s assets and business. Our Board has broad and ultimate oversight responsibility for our risk management processes and programs, and executive management is responsible for the day-to-day evaluation and management of risks to the Company. We do not have a policy as to whether our Chairman and Chief Executive Officer’s roles should be separate. Instead, our Board makes this determination based on what best serves our Company’s needs at any given time.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our outstanding shares of Common Stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our Common Stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements in the fiscal year ended on December 31, 2025 as follows:

(i)	Mr. Santos, our Chief Technology Officer, filed his form 4 regarding one transaction as of February 7, 2025, late in July 2025;

(ii)	Mr. Alavi, our former member of the Board, filed his form 4 regarding one transaction as of August 11, 2025, late in August 2025;

(iii)	Ms. Felix filed his form 4 regarding one transaction as of August 11, 2025, late in August 2025;

(iv)	Mr. Michael La Rosa, our former member of the Board, filed his form 4 regarding one transaction as of August 11, 2025, late in August 2025;

(v)	Ambassador Siegel, a member of our Board, filed his form 4 regarding one transaction as of August 11, 2025, late in August 2025;

(vi)	Mr. Joseph La Rosa and Mrs. La Rosa filed their joint form 4 regarding two transactions as of August 11, 2025, late in August 2025;

(vii)	Mr. Joseph La Rosa and Mrs. La Rosa filed their joint form 4 regarding one transaction as of November 6, 2025, late in January 2026.

Item 11. Executive Compensation.

The following table summarizes compensation for the years ended December 31, 2025 and 2024 for our “named executive officers” (the “NEOs”), namely our (i) principal executive officer (PEO); (ii) our two other most highly compensated executive officers, other than PEO, whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2025; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to Item 402(m)(2)(ii) of Regulation S-K but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

				Stock	Option	All other
	Fiscal	Salary	Bonus	awards	awards	compensation	Total
Name and principal position	Year	($)(1)	($)	($)	($)(2)	($)	($)

Joseph La Rosa, Founder, President,	2024	$500,000	$49,800	$-	$2,370,306	$-	$2,920,106
Chief Executive Officer (PEO) and Interim Chief Financial Officer	2025	$500,000	$418,000	$2,556,570	$128,000	$-	$3,602,570

Kent Metzroth, Executive Vice President and Chief Financial Officer (3)	2024	$247,500	$25,000	$-	$-	$-	$272,500
	2025	$-	$-	$-	$-	$-	$-

Deana La Rosa, Chief Operating Officer (4)	2024	$250,000	$-	$-	$399,000	$-	$649,000
	2025	$268,000	$41,667	$101,256	$-	$-	$410,923

Alex Santos, Chief Technology Officer	2024	$180,000	$16,000	$6,933	$-	$-	$202,933
	2025	$192,000	$15,000	$1,030	$-	$-	$208,030

(1)	Reflects base salary earned during the fiscal year covered.
(2)	The dollar amounts in this column reflect the aggregate grant date fair value of all stock options granted during the indicated fiscal year computed in accordance with accounting standards.
(3)	Mr. Metzroth resigned effective September 30, 2024. On October 1, 2024, Mr. La Rosa was appointed Interim Chief Executive Officer of the Company.
(4)	Mrs. La Rosa was appointed to serve as the Chief Operating Officer of the Company on February 1, 2024. Mrs. La Rosa served as Director of Operations from September 2023 through January 2024.

Employment and Related Agreements

We executed the following employment agreements with our NEOs, the material terms of which are summarized below. The below summaries are not complete descriptions of all provisions of the employment agreements and are qualified in their entirety by reference to the written employment agreements, each filed as an exhibit to this Comprehensive Form 10-K.

Joseph La Rosa

On April 29, 2022, we entered into an amended and restated employment agreement with Mr. Joseph La Rosa to serve as our Chief Executive Officer, which was further amended on May 17, 2023, on December 7, 2023, on September 19, 2024 and on February 3, 2025 (as amended, the “Initial CEO Agreement”). On November 12, 2025, we entered into an amended and restated employment agreement with Mr. La Rosa, which replaced the Initial CEO Agreement and was amended effective as of March 15, 2026 (as amended, the “CEO Agreement”). Pursuant to the CEO Agreement, Mr. La Rosa is employed by the Company for an initial term starting November 12, 2025 and ending December 31, 2027, with automatic renewals for successive one-year periods thereafter unless prior to 45 days before the end of the initial term or the anniversary date, either party notifies the other that it will not extend the agreement for another year. The Company shall pay Mr. La Rosa an annual base salary of $200,000 during the term of the CEO Agreement, which may be reviewed by the Board at least annually and maybe increased but not decreased by the Board. During the term of his employment with the Company, Mr. La Rosa may be eligible to receive a bonus with respect to a calendar year in the amount and based on terms approved by the Compensation Committee in its sole and exclusive discretion and consistent with the uses of cash agreed to by the Company.

Mr. La Rosa is also entitled to receive fringe benefits and perquisites consistent with those provided to similarly situated executives of the Company, including a corporate car and cellular telephone, and to participate in all employee benefit plans. Mr. La Rosa shall be entitled to 40 days of annual paid vacation per calendar year and shall be reimbursed for his out-of-pocket business, entertainment, and travel expenses incurred in connection with the performance of his duties under the CEO Agreements in accordance with the Company’s expense reimbursement policies and procedures, approved by the Board. Any amounts payable under the CEO Agreement are subject to any policy established by the Company providing for claw back or recovery of amounts that were paid to Mr. La Rosa. The Compensation Committee will make any determination for claw back or recovery in its sole discretion and in accordance with any applicable law or regulation.

Mr. La Rosa’s employment may be terminated by him or the Company at any time and for any or no reason with least 45 days advance written notice from the terminating party. If Mr. La Rosa’s employment is terminated by the Company for “cause” (as defined in the CEO Agreement), Mr. La Rosa will be entitled only to accrued and unpaid base salary through the date of termination. If Mr. La Rosa’s employment is terminated by his failure to renew his agreement, or by Mr. La Rosa without “good reason” (as defined in the CEO Agreement), then he will be entitled to receive: (i) a sum equal to 60 days’ of base salary (“Lump Sum Payment”), paid in a lump sum no later than one week after the end of the Release Execution and Recission Period (as defined in the CEO Agreement); (ii) any accrued but unpaid base salary and accrued but unused paid time off; (iii) reimbursement for unreimbursed business expenses properly incurred; and (iv) such equity compensation and employee benefits, if any, to which he may be entitled under the Company’s equity compensation and employee benefit plans as of the date of termination (items (ii) and (iv) are collectively referred to as the “Accrued Amounts”). If Mr. La Rosa’s employment is terminated due to non-renewal of his employment agreement by the Company or if he terminates his employment for good reason, or if the Company terminates his employment without cause, he will receive from the Company (i) the Accrued Amounts, (ii) the Lump Sum Payment, and (iii) under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) payment, or reimbursement for 100% of the cost of medical, dental, and vision coverage for Mr. La Rosa and his dependents for up to 18 months after the termination of employment.

If Mr. La Rosa’s employment is terminated by his death or disability, the Company will pay him or his estate an amount equal to the Accrued Amounts.

The Company has agreed to indemnify Mr. La Rosa to the fullest extent permitted by applicable law, the Company’s Articles of Incorporation, and the Company’s bylaws. As a condition of his employment with the Company, Mr. La Rosa also executed Confidential Information and Invention Assignment Agreement dated April 12, 2022, which was amended effective as of March 15, 2026 (as amended, the “CIA Agreement”), pursuant to which Mr. La Rosa agreed to non-competition restriction during the term of his employment with the Company and non-solicitation of Company clients or employees during his term of employment and for twelve months thereafter.

Mr. La Rosa also serves as a director of the Board. In addition, since October 1, 2024, Mr. La Rosa assumed the role of Interim Chief Financial Officer upon the departure of Kent Metzroth on September 1, 2024. Mr. La Rosa does not receive any additional compensation in respect of his appointment as a director or Interim Chief Financial Officer of Company.

Alex Santos

On January 10, 2022, we entered into an employment agreement with Mr. Alex Santos, to serve as our Chief Technology Officer as of February 1, 2022. The term of the agreement shall continue until it is terminated by either the Company or Mr. Santos upon 60 days prior written notice. In consideration of his services, the Company is to pay Mr. Santos an annual salary of $180,000. Following the end of each calendar year beginning with the 2022 calendar year, Mr. Santos is eligible to receive an annual bonus. Mr. Santos’ minimum guaranteed annual bonus shall be $15,000 payable in quarterly installments. The Company granted Mr. Santos 1 share of restricted Common Stock, which vested on the one-year anniversary of the effective date of the agreement. On each year thereafter, on the annual anniversary of the date of the effective date of the agreement, the Company shall grant Mr. Santos an additional 1 share of restricted Common Stock which shall vest on the one-year anniversary of issuance.

Mr. Santos is also entitled to receive other benefits generally available to other Company employees and he will be reimbursed for his documented and approved expenses related to and for promoting the business of the Company. Mr. Santos is entitled to three weeks paid vacation per year.

The employment agreement contains covenants of Mr. Santos concerning: (i) the confidentiality of Company information; (ii) the assignment of his work product to the Company; (iii) his non-solicitation of Company clients or employees during his term of employment and for three years thereafter; and (iv) his non-disparagement of the Company or its directors, officers and employees. If his employment is terminated under any circumstances other than a termination by the Company without cause or a termination by him for good reason (including a voluntary termination by Mr. Santos without good reason or a termination by the Company for cause or due to Mr. Santos’ death or disability), the Company’s obligations under the employment agreement will immediately cease and Mr. Santos will only be entitled to receive: (i) the Salary that has accrued and is unpaid and to which Mr. Santos is entitled as of the effective date of such termination and to the extent consistent with general Company policy; (ii) unreimbursed business expenses; (iii) any bonus earned and approved by the Board but not yet paid; (iv) any amounts or benefits to which he is then entitled under the terms of the benefit plans then-sponsored by the Company. If Mr. Santos employment is terminated by the Company without cause or in the event of change in control of the Company (whether or not Mr. Santos is retained by a successor entity), the Company shall pay Mr. Santos in a single lump sum an amount of $100,000.

Deana La Rosa

On January 31, 2024, we entered into an employment agreement with Mrs. Deana La Rosa to act as our Chief Operating Officer as of the February 1, 2024, the effective date of the agreement, which was amended effective as of March 15, 2026 (as amended, the “COO Employment Agreement”). The COO Employment Agreement was for an initial term of one year and shall be automatically extended thereafter, upon the same terms and conditions, for successive periods of one (1) year, unless and until either party provides written notice of its intention not to extend the term of the agreement at least 45 days prior to the applicable renewal date.

Mrs. La Rosa receives a base salary of $100,000 per year (the “Salary”). In addition, Mrs. La Rosa is eligible, following the end of each calendar year beginning with the 2024 calendar year, to receive an annual performance bonus targeted of up to 50% of the her Salary based upon periodic assessments of her performance as well as the achievement of specific individual and corporate objectives determined by the Board of Directors or the Compensation Committee after consultation with Mrs. La Rosa and provided to her in writing no later than the end of the first calendar quarter of the applicable bonus year. The target bonus must be approved by the Compensation Committee. No amount of target bonus is guaranteed, and Mrs. La Rosa must be an employee on December 31 of the applicable bonus year in order to be eligible for any annual bonus for such year.

Pursuant to her employment agreement, on February 1, 2024, Mrs. La Rosa was granted a non-qualified stock option to purchase 38 shares of the Common Stock, which vested immediately and is exercisable (including by cashless exercise) for 10 years at the exercise price per share equal to the Nasdaq Official Closing Price as of January 31, 2024. In addition, Mrs. La Rosa may be entitled to receive equity incentive awards inside or outside of any established equity plan of the Company in the amounts, within the timeframes and under the terms set by the Compensation Committee in its sole discretion. Mrs. La Rosa will be reimbursed for her reasonable, documented and approved expenses related to and for promoting the business of the Company. Mrs. La Rosa is entitled to five weeks’ vacation per year.

The employment agreement contains covenants of Mrs. La Rosa concerning: (i) the confidentiality of Company information; (ii) the assignment of her work product to the Company; (iii) non-competition restriction during the term of her employment with the Company, (iv) her non-solicitation of Company clients or employees during her term of employment and for twelve months thereafter; and (v) her non-disparagement of the Company or its directors, officers and employees.

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

Outstanding Equity Awards at Fiscal Year-End

Outstanding equity awards held by the NEOs of the Company as of December 31, 2025 consist of options and restricted stock units as described in the table below.

	Option Awards							Stock Awards
Equity
										Equity	incentive
										incentive	plan
										plan	awards:
									Market	awards:	market
									value	number	or payout
			Equity						of	of	value of
			incentive						shares	unearned	unearned
			plan					Number	or	shares,	shares,
			awards:					of shares	units of	units or	units or
	Number of	Number of	Number of					or units	stock	other	other
	securities	securities	securities					of stock	that	rights	rights
	underlying	underlying	underlying					that have	have	that have	that have
	unexercised	unexercised	unexercised	Option		Option		not	not	not	not
	options (#)	options (#)	unearned	exercise		expiration		vested	vested	vested	vested
Name	exercisable	unexercisable	options (#)	price ($)		date		(#)	(#)	(#)	($)
Joseph La Rosa, CEO	430(1)	-	-		(1)		(1)	-	-	-	-
Deana La Rosa, COO	38(2)	-	-	$13,865		2/1/2034		-	-	-	-
Alex Santos, CTO	-	-	-	-		-		1(3)	1,030	1	1,030

(1)	Represents the following non-qualified stock option grants to Mr. La Rosa pursuant to 2022 Plan, which fully vested on the grant date: (i) a stock option to purchase 113 shares of Common Stock at an exercise price of $16,710, granted on December 7, 2023 and expiring on December 7, 2033; (ii) a stock option to purchase 100 shares of Common Stock at an exercise price of $12,000 granted on January 2, 2024 and expiring on January 2, 2034; (iii)a stock option to purchase 17 shares of Common Stock at an exercise price of $13,866 granted on February 1, 2024 and expiring on February 1, 2034; (iv) a stock option to purchase 75 shares of Common Stock at an exercise price of $13,920 granted on March 15, 2024 and expiring on March 15, 2034; (v)a stock option to purchase 25 shares of Common Stock at an exercise price of $8,320, granted on June 18, 2024 and expiring on June 18, 2034; (vi) a stock option to purchase 75 shares of Common Stock at the exercise price of $5,359, granted on December 4, 2024 and expiring on December 4, 2034; and (vii) a stock option to purchase 25 shares of Common Stock at the exercise price of $6,755, granted on January 2, 2025 and expiring on January 2, 2035.

(2)	On February 1, 2024, we granted Mrs. La Rosa a non-qualified stock option to purchase 38 shares of Common Stock at an exercise price $13,865 under the 2022 Plan, which fully vested on the grant date and expires on February 1, 2034.

(3)	On February 1, 2025, we granted Mr. Santos 1 RSU, which vested and automatically converted into the shares of Common Stock on February 1, 2026.

2022 Equity Incentive Plan

We have adopted the 2022 Equity Incentive Plan (the “Original 2022 Plan”) that was approved by our stockholders and effective as of January 10, 2022. On September 19, 2024, our Compensation Committee and our Board of Directors approved Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (the “Amended 2022 Plan”). Our stockholders approved Amended 2022 Plan on November 19, 2024, and it replaced the Original 2022 Plan in its entirety.

On July 9, 2025, our Compensation Committee, our Board of Directors, and the stockholders holding a majority of the voting power of the Company (by written consent in lieu of a stockholders’ meeting) approved the Second Amended and Restated La Rosa Holdings 2022 Equity Incentive Plan (as further amended, the “2022 Plan”). The 2022 Plan became effective on August 11, 2025, replaced the Amended 2022 Plan in its entirety and was further amended on December 11, 2025.

The material features of the 2022 Plan are outlined below. The below summary is qualified in its entirety by reference to the 2022 Plan and its amendment which are filed as exhibits to this report.

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

Eligibility. The 2022 Plan provides an opportunity for any employee, officer, director, or consultant of the Company (which may include agents of the Company), subject to any limitations provided by federal or state securities laws, to receive incentive stock options (to eligible employees only), non-qualified stock options, restricted stock awards, other stock awards, or any combination of the foregoing. In making such determinations, the Compensation Committee may take into account the nature of the services rendered by such person, his or her present and potential future contribution to the Company’s success, and such other factors as the Compensation Committee in its discretion shall deem relevant. Incentive stock options granted under the 2022 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 (the “Code”). Non-qualified (non-statutory stock options) granted under the 2022 Plan are not intended to qualify as incentive stock options under the Code. No awards can be issued to any person in consideration for services rendered where such services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company’s securities.

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

Administration. The Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the exclusive right to interpret and construe the 2022 Plan, to select the eligible persons who shall receive an award, and to act in all matters pertaining to the grant of an award and the determination and interpretation of the provisions of the related award agreement, including, without limitation, the determination of the number of shares subject to stock options and the option period(s) and option price(s) thereof, the number of shares of restricted stock or shares subject to stock awards or performance shares subject to an award, the vesting periods (if any) and the form, terms, conditions and duration of each award, and any amendment thereof consistent with the provisions of the 2022 Plan.

Shares Subject to the 2022 Plan. Under the Original 2022 Plan, subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of Common Stock, or a reorganization or reclassification of the Common Stock, the maximum aggregate number of shares of Common Stock which may be issued pursuant to awards under the plan was 625 shares. This number was increased to 1,500 shares as of November 19, 2024 pursuant to the Amended 2022 Plan and to 1,563 shares as of January 1, 2025 due to the automatic share reserve increase provision of the plan. It was further increased to 3,750 shares pursuant to the 2022 Plan as of August 11, 2025 and to 5,846 shares as of January 1, 2026 due to the automatic share reserve increase provision of the plan.

As of the date of this report, the maximum aggregate number of shares which may be issued under the 2022 Plan is 5,846 shares, which is subject to an automatic annual share reserve increase in an amount equal to the least of (a) 500,000 shares, (b) a number of shares equal to ten percent (10%) of the total number of shares of all classes of Common Stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (c) such number of shares determined by the administrator of the plan no later than the last day of the immediately preceding fiscal year. Such shares of common stock are made available from the authorized and unissued shares of the Company.

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

Since the date the 2022 Plan was originally approved by the Board of Directors and the sole stockholder, we have issued 624 stock options, 3,043 shares of restricted stock, and 53 restricted stock units to certain of our agents, consultants and employees.

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

There are no tax consequences to the participant or us because of the grant. Upon acquiring the stock, the recipient will recognize taxable ordinary income equal to the excess, if any, of the stock’s fair market value on the acquisition date over the purchase price. However, to the extent the stock is subject to “a substantial risk of forfeiture” (as defined in Section 83 of the Code), the taxable event will be delayed until the forfeiture provision lapses unless the recipient elects to be taxed on receipt of the stock by making a Section 83(b) election within 30 days of receipt of the stock. If such an election is not made, the recipient will generally recognize income as and when the forfeiture provision lapses, and the income recognized will be based on the stock’s fair market value on such a future date. On that date, the recipient’s holding period for purposes of determining the long-term or short-term nature of any capital gain or loss recognized on a subsequent disposition of the stock will begin. If a recipient makes a Section 83(b) election, the recipient will recognize ordinary income equal to the difference between the stock’s fair market value and the purchase price, if any, as of the date of receipt and the holding period for purposes of characterizing as long-term or short-term any subsequent gain or loss will begin at the date of receipt.

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

Unless sooner terminated, the 2022 Plan will terminate ten years from the date of its initial adoption by our Board of Directors, or on January 10, 2032.

Agent Incentive Program

Amended Agent Plan

In March 2022, we adopted, as an adjunct to the 2022 Plan, our 2022 Agent Incentive Plan and Participation Election Form (“Original Agent Plan”), which was further amended in April 2022. In March 2024, the Compensation Committee of the Board has approved an Amended and Restated 2022 Agent Incentive Plan (the “Amended Agent Plan”), which replaced the Original Agent Plan in its entirety.

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

Starting on July 14, 2025, the Compensation Committee suspended issuance of any grants under the Third Amended Agent Plan until a later date to be determined by the Compensation Committee.

Director Compensation

Our directors who are employed by us do not receive any additional compensation for serving on our Board.

Each non-employee director receives a retainer between $12,000 - $15,000 per quarter in cash compensation. In addition, we pay the Audit Committee Chairman a quarterly cash fee of $3,750, and we pay the Chairman of the Nominating and Corporate Governance Committee and Chairman of the Compensation Committee a quarterly cash fee of $3,000 for each quarter they serve in such position.

The Compensation Committee establishes and reevaluates if it deems necessary or prudent in its discretion, the cash and equity awards (amount and manner or method of payment) to be made to non-employee directors for such fiscal year. In making this determination, the Compensation Committee may utilize such market standard metrics as it deems appropriate, including, without limitation, an analysis of cash compensation paid to our peer group’s independent directors.

The Compensation Committee has the power and discretion to determine in the future whether non-employee directors should receive annual or other grants of options to purchase shares of common stock or other equity incentive awards in such amounts and under such policies as the Compensation Committee may determine utilizing such market standard metrics as it deems appropriate, including, without limitation, an analysis of equity awards granted to independent directors of our peer group.

None of our executive officers serve as a member of the Compensation Committee of our Board of Directors (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

The following table sets forth, for the year ended December 31, 2025 information with respect to the compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not officers, who served during the year ended December 31, 2025.

Director Compensation

As of December 31, 2025

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(6)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Michael La Rosa(1)	48,000	3,036	—	—	—		51,036
Lourdes Felix	63,000	3,036	—	—	—		66,036
Siamack Alavi(2)	60,000	3,036	—	—	—		63,036
Ned Siegal	60,000	3,036	—	—	—		63,036
Nicolas Adler(3)	—	—	—	—	7,903	(4)	7,903
Jaime Cosculluela(5)	—	—	—	—	—		—

(1)	Mr. La Rosa resigned from the Board effective February 5, 2026

(2)	Mr. Alavi resigned from the Board and the Board’s committees effective December 29, 2025

(3)	Mr. Adler joined the Board as Chairman of the Board, the Chairman of the Compensation Committee of the Board and as a member of Board’s Audit and Nominating Committees, effective December 29, 2025.

(4)	Represents compensation for consulting services paid to Mr. Adler by the Company in 2025 prior to Mr. Adler joining the Board.
(5)	Mr. Cosculluela joined the Board as the member of the Board effective February 10, 2026.
(6)

This column includes fully vested grants of restricted common stock as of August 11, 2025 to directors of the Company pursuant to the 2022 Plan. The dollar amounts in this column reflect the aggregate grant date fair value of all restricted common stock granted during the indicated fiscal year computed in accordance with accounting standards.

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

There were no stock options issued to the NEOs during the year ended December 31, 2025 during any period beginning four business days before the filing of a periodic report on Form 10-K or Form 10-Q, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information (other than a Form 8-K disclosing a new material option award) and ending one business day after the filing or furnishing of such report with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

This table presents information about our Common Stock’s beneficial ownership as of June 3, 2026, for (i) each named executive officer and director; (ii) all named executive officers and directors as a group; and (iii) each other stockholder known to us owning more than 5% of our outstanding Common Stock.

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

Name and Address of Beneficial Owner(1)	Common Stock		Percentage of Common Stock(2)	Series X Super Voting Preferred Stock(3)	Percentage of Series X Super Voting Preferred Stock
Officers and Directors
Joseph La Rosa (President, CEO, interim CFO )	3,505	(4)	*	1,800	100%
Deana La Rosa (Chief Operating Officer)	238	(5)	*	-	-
Alex Santos (Chief Technology Officer)	3		*	-	-
Jaime Cosculluela (Director)	50		*	-	-
Ned L. Siegel (Director)	23	(6)	*	-	-
Nicholas Adler (Chairman)	-		-	-	-
Lourdes Felix (Director)	6		*	-	-
All Officers and Directors as a group (7 persons)	3,825		*	1,800	100%

*	Less than 1%.
(1)	Unless otherwise indicated, the principal address of the executive officers, directors and 5% stockholders of the Company is c/o 1420 Celebration Boulevard, 2nd Floor, Celebration, Florida 34747.
(2)	Based on 1,616,081 shares of Common Stock issued and outstanding as of June 3, 2026 and the shares of Common Stock owner has the right to acquire within 60 days of June 3, 2026.
(3)

Based on 1,800 shares of Series X Super Voting Preferred Stock outstanding on June 3, 2026. Each share of Series X Preferred Stock votes together with the Common Stock unless prohibited by law and has 10,000 votes per share.

(4)	Includes (i) 2,553 shares of Common Stock owned by La Rosa Capital, LLC, an entity owned and controlled by Mr. La Rosa and Mrs. La Rosa. The address of Celebration Office Condos, LLC is 1420 Celebration Blvd, 200 Celebration, Florida 34747, (ii) 1 share of Common Stock owned by Celebration Office Condos, LLC, an entity owned and controlled by Mr. La Rosa. The address of Celebration Office Condos, LLC is 1420 Celebration Blvd, 100 Celebration, Florida 34747; (iii) 475 shares of Common Stock owned by JLR-JCCLT1 Land Trust owned and controlled by Mr. La Rosa; (iv) 8 shares of Common Stock held by Mr. La Rosa’s adult children living in his household, which Mr. La Rosa is deemed to beneficially own; (v) a 10-year fully vested stock option to purchase 17 shares of Common Stock at $13,865.60 per share granted to Mr. La Rosa on February 1, 2024; (vi) a 10-year fully vested stock option to purchase 100 shares of Common Stock at $12,000.80 per share granted to Mr. La Rosa on January 2, 2024; (vii) a 10-year fully vested stock option to purchase 113 shares of Common Stock at $16,720.00 per share granted to Mr. La Rosa on December 7, 2023; (viii) a 10-year fully vested stock option to purchase 75 shares of Common Stock at $13,920.00 per share granted to Mr. La Rosa on March 15, 2024, (ix) a 10-year fully vested stock option to purchase 25 shares of Common Stock at $8,320.00 per share granted to Mr. La Rosa on June 18, 2024, (x) a 10-year fully vested stock option to purchase 75 shares of Common Stock at $5,359.20 per share granted to Mr. La Rosa on December 4, 2024, (xi) a 10-year fully vested stock option to purchase 25 shares of Common Stock at $6,755.20 per share granted to Mr. La Rosa on January 2, 2025, and (xii) a 10-year fully vested stock option to purchase 38 shares of Common Stock at $13,865.60 per share granted to Deana La Rosa on February 1, 2024. Joseph La Rosa is the spouse of Deana La Rosa and is deemed to beneficially own the shares of Common Stock beneficially owned by Deana La Rosa.
(5)	Represents a 10-year fully vested stock option to purchase 38 shares of Common Stock at $13,865.60 per share granted to Mrs. La Rosa on February 1, 2024. Deana La Rosa is the spouse of Joseph La Rosa and is deemed to beneficially own the shares of Common Stock and other securities beneficially owned by Joseph La Rosa.

(6)	Includes (i) a fully vested stock option to purchase 3 shares of Common Stock at $40,000 per share granted on March 17, 2022, and expiring on February 15, 2032; and (ii) a 10-year fully vested stock option to purchase 14 shares of Common Stock at $10,240 per share granted on November 1, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —Securities Authorized for Issuance under Equity Compensation Plans” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” of this Comprehensive Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Set forth below is a description of certain relationships and related person transactions since January 1, 2024, between us or our subsidiaries, and our directors, executive officers and holders of more than 5% of our voting securities, for which the amount involved exceeds the lesser of $120,000 or 1% of the average of total assets in the last two fiscal years. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

The Company leases its corporate office from an entity controlled by the Company’s CEO. The rent expense for the years ending December 31, 2025 and 2024 were approximately $148,000 and $143,000, respectively. There is no written agreement, and the rent is determined on a month-to-month basis. There are no future minimum rental payments, and the lease may be cancelled at any time by either party.

On July 1, 2023, the Company began leasing office space for its subsidiary, La Rosa Realty, from an entity owned by Joseph La Rosa, the Company’s CEO, and Michael La Rosa, the Company’s former member of the Board. There was a written lease, which included minimum monthly rent of $5,300, with a term that ended in June 2025. As of the date of this report, that lease continues on a month-to-month basis under its original terms.

On July 8, 2024, the Company entered into a Consulting Agreement with LRS ASSOCIATE PARTNERS LLC, owned and controlled by the Company’s former director, Michael La Rosa. This agreement has been terminated as of the end of 2024.

On February 1, 2024, the Company entered into an employment agreement with Ms. Deana La Rosa, a spouse of Mr. Joseph La Rosa, which was further amended on February 19, 2026. Pursuant to the employment agreement, the Company pays to Mrs. La Rosa an annual base salary of $250,000. Following the end of each calendar year beginning with the 2024 calendar year, Mrs. La Rosa shall be eligible to receive an annual performance bonus targeted of up to 50% of her base salary, based on periodic assessments of her performance and upon approval of the Compensation Committee of the Board. The Company also issued to Mrs. La Rosa a non-qualified stock option to purchase 36 shares of Common Stock for $1.7332 per share (the closing price of the Common Stock on January 31, 2024) pursuant to the Company’s equity incentive plan. Under the amendment to the employment agreement signed by the Company and Mrs. La Rosa on February 19, 2026, Mrs. La Rosa’s annual salary was reduced from $250,000 to $100,000, in consideration of which the Company agreed to revise certain restrictive covenants of the employment agreement so that Mrs. La Rosa’s non-competition restrictions were effective only during the term of her employment with the Company, and the period of non-solicitation restriction was reduced from twenty-four (24) to twelve (12) post-employment. These changes became effective on March 15, 2026.

On August 21, 2024, the Company consummated its acquisition of 100% of the membership interests of Nona Title Agency LLC, a Florida limited liability company (“Nona Title”), and an affiliate of Mr. Joseph La Rosa. In that transaction, Mr. La Rosa sold 49% of the membership interests of Nona Title to the Company for a cash payment in the amount of approximately $161,000 and issuance of 153,718 unregistered shares of the Company’s Common Stock.

On July 17, 2025, with the approval of its Board of Directors, the Company entered into an exchange agreement (the “La Rosa Exchange Agreement”) with Joseph La Rosa, its Chief Executive Officer, with respect to a common stock purchase warrant (the “La Rosa Warrant”) to purchase 1,851,852 shares of Common Stock (as adjusted per La Rosa Warrant terms), at $0.135 per share (as adjusted per La Rosa Warrant terms), issued by the Company to Mr. La Rosa on December 2, 2022. Pursuant to the La Rosa Exchange Agreement, Mr. La Rosa agreed to surrender the La Rosa Warrant for cancellation and the Company agreed, in exchange, to issue an aggregate of 750 shares of Common Stock to the Holder (the “La Rosa Exchange Shares”). On July 17, 2025, the Company issued Mr. La Rosa the La Rosa Exchange Shares, and the La Rosa Warrant was surrendered and cancelled. The La Rosa Exchange Shares were issued pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 3(a)(9) of the Securities Act.

On November 12, 2025, the Company and Mr. La Rosa entered into the Redemption Agreement, pursuant to which, on the initial closing date of the Purchase Agreement, the Company agreed to redeem and immediately cancel and return to the status of “blank check” preferred stock of the Company, certain number of Mr. La Rosa’s shares of Series X Preferred Stock such that, immediately after such redemption, he will own shares of Series X Preferred Stock representing not less than 80% of the total voting power of the Company for a redemption price of $2,000,000 payable upon such redemption, and $500,000 contingently payable upon the satisfaction of certain conditions. Mr. La Rosa’s remaining shares of Series X Preferred Stock will be redeemable by the Company at a subsequent time determined by the Board or otherwise as set forth in the Redemption Agreement for no additional consideration. These redemptions of the Series X Preferred Stock were conditioned upon stockholders’ approval and effectiveness of Series X Certificate of Amendment to provide that the shares of the Series X Preferred Stock may be redeemed from time to time and at any time in whole or in part upon such terms and conditions as may be approved by the Board and agreed to by the holder(s) thereof. Upon effectiveness of respective stockholders’ approval on December 25, 2025, such Series X Certificate of Amendment was effective as of December 26, 2026, and on January 8, 2026 the Company redeemed 200 shares of Series X Preferred Stock held by Mr. La Rosa.

On November 12, 2025, following the approval of the Board and in connection with the Securities Purchase Agreement, the Company and Mr. La Rosa, entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”), amending and restating that certain Amended and Restated Employment Agreement between the Company and Mr. La Rosa, dated April 29, 2022, as amended, in its entirety. Pursuant to the Amended Employment Agreement, Mr. La Rosa’s compensation structure and severance package were changed as described in the agreement.

On February 19, 2026, with the approval of its Board, the Company entered into an Amendment (the “CEO Amendment”) to its Amended and Restated Employment Agreement, dated November 12, 2025, with Joseph La Rosa, the Company’s Chief Executive Officer. Under the CEO Amendment, Mr. La Rosa agreed to a reduction in his base salary from $500,000 to $200,000 per annum, in consideration of which the Company agreed to revise certain provisions of the Confidential Information and Invention Assignment Agreement dated April 12, 2022 (the “CIA Agreement”), between Mr. La Rosa and the Company so that Mr. La Rosa’s non-competition restrictions were effective only during the term of his employment with the Company. In addition, the period of non-solicitation restrictions under the CIA Agreement was reduced from twenty-four (24) to twelve (12) months post-employment. These changes became effective on March 15, 2026.

Due to related party (term loans)

Certain companies owned by Mr. La Rosa have from time-to-time loaned money to one or more of the Company’s subsidiaries, affiliates or franchisees with balances that, in the aggregate, were less than $120,000 or 1% of the Company’s average of total assets at December 31, 2025 and 2024.

Independence of the Board of Directors

Our Board of Directors has determined that a majority of the members of our Board of Directors, including Lourdes Felix, Nicholas Adler, Jaime Cosculluela, and Ned Siegel are “independent” as that term is defined under applicable SEC rules and regulations.

In addition, each of the members of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent, as determined in accordance with the applicable independence requirements for each of such committee.

Item 14. Principal Accountant Fees and Services.

During the years ended December 31, 2025 and 2024, we engaged Marcum LLP (“Marcum”) and CBIZ CPAs P.C. (“CBIZ”) as our independent registered accounting firm. On November 1, 2024, CBIZ acquired the attest business of Marcum. On April 29, 2025, with the approval of the Audit Committee of the Board of Directors, Marcum resigned as auditors of the Company and CBIZ was engaged as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025.

The following is a summary of the fees billed to us by CBIZ and Marcum for professional services rendered to the Company in the years ended December 31, 2025 and 2024:

	Fiscal Year Ended
	December 31,
	2025	2024
Audit Fees	$776,139	$469,456
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$776,139	$469,456

In the above table “Audit Fees” relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly reviews of financial statements and audit services provided in connection with other statutory and regulatory filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Comprehensive Form 10-K:

1.	Financial Statements: The following Financial Statements and Supplementary Data of La Rosa Holdings Corp and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Balance Sheets at December 31, 2025 and 2024;

●	Statements of Operations for the years ended December 31, 2025 and 2024;

●	Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2025 and 2024;

●	Statements of Cash Flows for the years ended December 31, 2025 and 2024; and

●	Notes to Financial Statements.

2.	Exhibits:

The following exhibits are included herein or incorporated by reference.

Exhibit No.	Description
2.1	Reorganization Agreement And Plan of Share Exchange dated July 22, 2021 by and among La Rosa Holdings Corp., La Rosa Coaching, LLC, La Rosa CRE, LLC, La Rosa Franchising, LLC, La Rosa Property Management, LLC, and La Rosa Realty, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.1	Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.2	Amended and Restated Articles of Incorporation of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.3	Bylaws of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
3.4	Certificate of Amendment to Articles of Incorporation for 3.5 for 1 reverse stock split (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
3.5	Certificate of Correction of Certificate of Amendment to Articles of Incorporation for 10 for 1 reverse stock split (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
3.6	Certificate Of Designations, Preferences And Rights Of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
3.7	Certificate of Amendment to Articles of Incorporation for 2 for 1 forward stock split (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 26, 2023).
3.8	Certificate of Amendment to Articles of Incorporation on increase of authorized stock (incorporated by reference to Exhibit 3.8 of the Company’s Registration Statement on Form S-1 (File No. 284962) filed with the SEC as of June 27, 2025).
3.9	Certificate of Designation of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2025)
3.10	Certificate of Amendment to Amended and Restated Articles of Incorporation of La Rosa Holdings Corp., filed on July 2, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 8, 2025)
3.11	Certificate of Correction of the Company filed on July 14, 2025 to the Certificate of Designation of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 16, 2025)
3.12	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company (Series X Preferred Stock Redemption) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2025).
3.13	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company (Reverse Stock Split Amendment) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2026)
3.14	Certificate of Designation of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of March 5, 2026)
3.15	Certificate of Amendment to Articles of Incorporation for 10 for 1 reverse stock split (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 20, 2026)
3.16	Certificate of Designation of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed with the SEC as of May 29, 2026)
3.17	Certificate of Correction of the Certificate of Designation of Series D Preferred Stock, filed on May 27, 2026. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K/A filed with the SEC as of May 29, 2026)
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
4.2	Warrant issued to Exchange Listing, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

4.3	Representative Warrant dated as of October 12, 2023, issued by the Company to Alexander Capital L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC as of October 13, 2023).
4.4	Form of 13% OID Senior Secured Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.5	Form of First Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.6	Form of Second Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
4.7	Common Stock Purchase Warrant dated February 20, 2024 issued to Alexander Capital L.P.(incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
4.8	Form of Global Amendment to the Notes, dated September 25, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 1, 2024).
4.9	Form of Promissory Note dated September 27, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC as of October 1, 2024).
4.10	Form of Promissory Note, dated October 3, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 4, 2024).
4.11	Form of Waiver to the Notes, dated January 8, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of January 10, 2025)
4.12	Form of Amendment No,1 to Waiver, dated January 22, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of January 22, 2025)
4.13	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
4.14	Form of Incremental Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
4.15	Form of the Waiver, dated April 23, 2025, to the Senior Secured Convertible Note, issued on February 4, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 25, 2025)
4.16	Form of Amendment No. 1, dated June 26, 2025, to the Senior Secured Convertible Note, dated February 4, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 2, 2025)
4.17	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of November 13, 2025)
4.18	Initial Note, issued on January 8, 2026. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of January 9, 2026)
4.19	Description of Registrant’s Securities
10.1#	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.2#	Amended and Restated La Rosa Holdings Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.174 of the Company’s Quarterly Report on Form 10-Q filed with the SEC as of November 19, 2024).
10.3#	Second Amended and Restated La Rosa Holdings Corp. 2022 Equity Incentive Plan, dated August 11, 2025 (incorporated by reference to Exhibit 10.194 of the Company’s Registration Statement on Form S-1 (File No. 333-289503) filed with the SEC as of August 11, 2025).
10.4#	Amendment No. 1 to the Second Amended and Restated La Rosa Holdings Corp. 2022 Equity Incentive Plan, dated as of December 11, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2025)
10.5	Agent Incentive Plan (incorporated by reference to Exhibit 10.48 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
10.6	Amendment No. 1 to La Rosa Holdings Corp. 2022 Agent Incentive Plan dated April 26, 2022 (incorporated by reference to Exhibit 10.56 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.7	Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan (incorporated by reference to Exhibit 10.114 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.8	Second Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan (incorporated by reference to Exhibit 10.175 of the Company’s Quarterly Report on Form 10-Q filed with the SEC as of November 19, 2024).
10.9	Third Amended and Restated La Rosa Holdings Corp. 2022 Agent Incentive Plan (incorporated by reference to Exhibit 10.158 of the Company’s Annual Report on Form 10-K filed with the SEC as of April 15, 2025)
10.10#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.11#	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.67 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.12#	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.68 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.13#	Form of Amended Employment Agreement by and between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.57 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.14#	Amendment dated May 17, 2023 to the Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph LaRosa dated April 29, 2022 (incorporated by reference to Exhibit 10.104 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of May 19, 2023).

10.15#	Amendment No. 2 dated December 7, 2023 to Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 8, 2023).
10.16#	Amendment No. 3 dated September 19, 2024 to Amended and Restated Employment Agreement between La Rosa Holdings Corp. and Joseph La Rosa dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of September 20, 2024).
10.17#	Amendment No. 4, dated February 3, 2025, to the Amended and Restated Employment Agreement dated April 29, 2022, as amended (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.18#	Amended and Restated Employment Agreement, dated as of November 12, 2025, between the Company and Joseph La Rosa (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)
10.19#	Amendment dated February 19, 2026, to the Amended and Restated Employment Agreement dated November 12, 2026, by and between La Rosa Holding Corp. and Joseph La Rosa (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2026)
10.20#	Employment agreement between Deana La Rosa and La Rosa Holdings Corp. dated January 31, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 1, 2024).
10.21#	Amendment dated February 19, 2026, to the Employment Agreement dated January 31, 2024, by and between La Rosa Holding Corp. and Deana La Rosa (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2026)
10.22#	Employment Agreement by and between La Rosa Holdings Corp. and Alex Santos, dated January 10, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.23#	Director Agreement by and between La Rosa Holdings Corp. and Michael La Rosa (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.24#	Director Agreement by and between La Rosa Holdings Corp. and Ned L. Siegel (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.25#	Director Agreement by and between Lourdes Felix and La Rosa Holdings Corp., dated April 17, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 19, 2024).
10.26#	Form of Director Agreement by and between Siamack Alavi and La Rosa Holdings Corp., dated October 4, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 4, 2024).
10.27#	Form of Director Agreement by and between Nicholas Adler and La Rosa Holdings Corp., dated December 29, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2025)
10.28#	Director Agreement by and between Jaime Cosculluela and La Rosa Holdings Corp., dated February 10, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2026)
10.29	Franchise disclosure document of La Rosa Franchising, LLC dated March 2, 2020, and template Franchise Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.30	Capital Market Advisory Agreement by and between La Rosa Realty Corp. and Exchange Listing, LLC dated May 12, 2021 (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.31	Amendment to Capital Market Advisory Agreement dated December 16, 2021 (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.32	Amendment to Capital Market Advisory Agreement by and between La Rosa Holdings Corp. and Exchange Listing, LLC dated July 1, 2022 (incorporated by reference to Exhibit 10.65 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of August 3, 2022).
10.33	Lease Agreement by and between Crosscreek Village Station LLC and La Rosa Realty, LLC dated August 2, 2018, for office space located at Crosscreek Village shopping center, St. Cloud Florida (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
10.34	Securities Purchase Agreement by and between La Rosa Holdings Corp. and Named Investors dated November 14, 2022 (incorporated by reference to Exhibit 10.90 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).

10.35	Senior Secured Convertible Promissory Note by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.91 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.36	Pledge and Security Agreement by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.92 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.37	Common Share Purchase Warrant by and between La Rosa Holdings Corp. and Emmis Capital II, LLC dated November 14, 2022 (incorporated by reference to Exhibit 10.93 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of December 14, 2022).
10.38	Convertible Original Issue Discount Promissory Note by and Between La Rosa Holdings Corp. and Joseph La Rosa dated December 2, 2022 (incorporated by reference to Exhibit 10.95 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of January 6, 2023).
10.39	Common Stock Purchase Warrant by and between La Rosa Holdings Corp. and Joseph La Rosa dated December 2, 2022. (incorporated by reference to Exhibit 10.96 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of January 6, 2023).
10.40	Extension agreement between Emmis Capital II, LLC and La Rosa Holdings Corp. dated June 21, 2023 (incorporated by reference to Exhibit 10.107 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 21, 2023).
10.41	Membership Interest Purchase Agreement dated as of December 12, 2023 by and among La Rosa Holdings Corp., La Rosa Realty CW Properties, LLC and the CWP Selling Member. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.42	Membership Interest Purchase Agreement dated as of December 13, 2023 by and among La Rosa Holdings Corp., La Rosa Realty Premier, LLC and the Premier Selling Member. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.43	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of December 18, 2023).
10.44	Membership Interest Purchase Agreement dated as of December 20, 2023 by and among La Rosa Holdings Corp., La Rosa Realty Orlando, LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of December 27, 2023).
10.45	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of December 27, 2023).
10.46	Form of membership Interest Purchase Agreement dated as of December 28, 2023 by and among La Rosa Holdings Corp., La Rosa Realty North Florida, LLC and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of January 4, 2024).
10.47	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of January 4, 2024).
10.48	Membership Interest Purchase Agreement dated as of February 21, 2024 by and among La Rosa Holdings Corp., La Rosa Realty Winter Garden LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 23, 2024).
10.49	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 23, 2024).
10.50	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.51	Form of Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.52	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.53	Form of First Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.54	Form of Second Warrant (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.55	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC as of February 26, 2024).
10.56	Membership Interest Purchase Agreement dated as of March 7, 2024 by and among La Rosa Holdings Corp., La Rosa Realty Georgia LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of March 13, 2024).

10.57	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of March 13, 2024).
10.58	Form of Stock Purchase Agreement dated as of March 15, 2024 by and among La Rosa Holdings Corp., La Rosa Realty California and the Selling Stockholder (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of March 21, 2024).
10.59	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of March 21, 2024).
10.60	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.61	Form of Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.62	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC as of April 5, 2024).
10.63	Form of Commercial Lease Agreement by and between Hayward Area Historical Society and Yeimalis Acevedo-Rasmussen dated November 4, 2021, for office space located at: 22392 Foothill Blvd., Hayward CA 94541 (incorporated by reference to Exhibit 10.120 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.64	Form of Lease Agreement by and Between 1146 Vision Holdings LLC and La Rosa Realty LLC dated July 1, 2023, for office space located at: 1420 Celebration Blvd, Suite 101, 103, Celebration, FL 34747 (incorporated by reference to Exhibit 10.121 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.65	Form of Lease Agreement by and between G&L Mast LLC and La Rosa Realty LLC dated February 8, 2024, for office space located at: 3407 Magic Oak Lane, Sarasota, Florida (incorporated by reference to Exhibit 10.122 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.66	Form of Lease Extension Agreement dated February 8, 2026 by and between G&L Mast LLC and La Rosa Realty for office space located at: 3407 Magic Oak Lane, Sarasota, Florida
10.67	Form of Lease Agreement by and between La Rosa Realty Georgia LLC and American Capital Properties, LLC, dated April 2, 2024, for office space located at: 3483 Satellite Blvd, Suite 115 South, Duluth, Gwinnett County, Georgia 30096 (incorporated by reference to Exhibit 10.124 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.68	Form of Commercial Lease Agreement by and between Holder Investments, Inc. and La Rosa Realty, LLC, dated March 1, 2024, for office spaces located at: 1165 E Plant St., Unit 8, Winter Garden, Florida 34787 (incorporated by reference to Exhibit 10.125 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.69	Form of Retail Lease Agreement by and between SGO Osceola village, LLC and La Rosa Realty, LLC dated July 13, 2016, for office space located at: 3032 Dyer Blvd., Kissimmee, Florida 34741 (incorporated by reference to Exhibit 10.126 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.70	Form of Assignment, Assumption and Consent Agreement by and among La Rosa Realty, LLC, Horeb Kissimmee Realty LLC, and SGO Osceola Village, LLC dated November 30, 202, for office space located at: 3032 Dyer Blvd., Kissimmee, Florida 34741 (incorporated by reference to Exhibit 10.127 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.71	Form of Lease Agreement by and between Baymeadows Properties LLC and La Rosa Realty North Florida LLC dated October 1, 2020, for office space located at: 9250 Baymeadows Road, Jacksonville, Florida 32256 (incorporated by reference to Exhibit 10.129 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.72	Modification and Ratification of Lease Agreement dated October 9, 2025 by and between Baymeadows Properties LLC and La Rose Realty of North Florida for office space located at: 9250 Baymeadows Road, Jacksonville, Florida 32256

10.73	Form of Shopping Center Lease Agreement by and between Deno P. Dikeou and La Rosa Realty, LLC, dated September 9, 2016 with seven addenda, for office space located at: 626 N. Alafaya Trail, #297, Orlando, Florida 32828 (incorporated by reference to Exhibit 10.132 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.74	Form of Commercial Sublease Agreement by and Between La Rosa Realty Georgia and Carmen Delgado, dated January 1, 2024, for office space located at: 175 John W. Morrow Jr. Pkwy, Gainsville, Georgia 30501 (incorporated by reference to Exhibit 10.133 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.75	Form of Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated March 22, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829 (incorporated by reference to Exhibit 10.135 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.76	Form of First Amendment to Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated April 1, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829 (incorporated by reference to Exhibit 10.136 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.77	Form of Amendment to Lease by and between Epiphany Property Holdings, LLC, and the Executive Group, Inc., dated June 18, 2021, for office space located at: 1805 W. Colonial Dr., Unit B-1, Orlando, Florida 32804 (incorporated by reference to Exhibit 10.138 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.78	Renewal letter dated March 14, 2022 to the Lease Agreement by and between La Rosa Realty, LLC and Narcoossee Acquisitions, LLC, dated March 22, 2017, for office space located at: 8236 Lee Vista Blvd, Suite D, Orlando, Florida 32829 (incorporated by reference to Exhibit 10.140 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.79	Membership Interest Purchase Agreement, dated April 18, 2024, by and among La Rosa Holdings Corp., La Rosa Realty Lakeland LLC and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 24, 2024).
10.80	Leak-Out Agreement, dated April 18, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of April 24, 2024).
10.81	Amendment, dated April 26, 2024, to the Stock Purchase Agreement, dated March 15, 2024, between La Rosa Holdings Corp. and Selling Stockholder of La Rosa Realty California (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 26, 2024).
10.82	Standard Merchant Cash Advance Agreement, dated May 20, 2024, between La Rosa Holdings Corp. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2024).
10.83	Membership Purchase Agreement, dated May 24, 2024, by and among La Rosa Holdings, Corp., La Rosa Realty Success, LLC, and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2024).
10.84	Leak-Out Agreement, dated May 24, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2024).
10.85	Form of 13% OID Senior Secured Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.86	Form of First Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.87	Form of Second Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.88	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.89	Form of Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).
10.90	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of July 19, 2024).

10.91	Form of Securities Purchase Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.92	Form of Amendment No. 1 dated August 9, 2024 to the Securities Purchase Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.93	Form of Amendment No. 2 dated August 13, 2024 to the Securities Purchase Agreement by and between the Company and Brown Stone Capital Ltd. dated August 7, 2024 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2024).
10.94	Membership Purchase Agreement, dated August 19, 2024, by and among La Rosa Holdings, Corp., BF Prime LLC, and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 22, 2024).
10.95	Leak-Out Agreement, dated August 19, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of August 22, 2024).
10.96	Form of the Amendment No. 1 dated August 20, 2024 to the Membership Interest Purchase Agreement dated as of December 28, 2023 by and among La Rosa Holdings Corp., La Rosa Realty North Florida, LLC and the NF Selling Member (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of August 22, 2024).
10.97	Form of Membership Interest Purchase Agreement dated as of August 21, 2024 by and among La Rosa Holdings Corp., Nona Title Agency LLC and the Selling Members (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 27, 2024).
10.98	Form of a Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of August 27, 2024).
10.99	Standard Merchant Cash Advance Agreement, dated October 7, 2024, between the Company and Arin Funding LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 11, 2024).
10.100	Standard Merchant Cash Advance Agreement, dated October 7, 2024, between the Company and Cedar Advance LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of October 11, 2024).
10.101	Form of Mediated Settlement Agreement by and among La Rosa Holdings Corp., Nona Legacy Powered by La Rosa Realty, Inc., Joseph La Rosa, and Norkis Fernandes dated October 18, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of October 24, 2024).
10.102	Form of Assignment of Capital Stock dated October 21, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of October 24, 2024).
10.103	Form of Stock Pledge Agreement by and between La Rosa Holdings Corp. and Norkis Fernandez, dated October 18, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of October 24, 2024)
10.104	Form of Securities Purchase Agreement by and between the Company and Abri Advisors, Ltd. dated November 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of November 7, 2024).
10.105	Form of Registration Rights Agreement by and between the Company and Abri Advisors, Ltd. dated November 1, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of November 7, 2024).
10.106	Membership Interest Purchase Agreement by and between the Company, La Rosa Realty Premier, LLC, and the Selling Member, dated November 11, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of November 14, 2024)
10.107	Form of the Leak-Out Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of November 14, 2024)
10.108	Form of Membership Interest Purchase Agreement, dated December 31, 2024, by and among La Rosa Holdings Corp., La Rosa Realty Beaches LLC, Baxpi Holdings LLC, and the Selling Member (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of January 7, 2025)
10.109	Form of Leak-Out Agreement, dated December 31, 2024, between La Rosa Holdings Corp. and the Selling Member (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of January 7, 2025)

10.110	Form of Warrant Redemption and Cancellation Agreement, dated January 21, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of January 22, 2025)
10.111	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.112	Form of Security and Pledge Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.113	Form of Intellectual Property Security Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.114	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.115	Form of Voting Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.116	Form of Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.117	Form of Lock-Up Agreement of a certain investor (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.118	Form of Lock-Up Agreement of the Chief Executive Officer of the Company (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC as of February 5, 2025)
10.119	Sales Agreement, dated November 22, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC as of November 22, 2024)
10.120	Form of LR Agent Advance Commission Purchase Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed with the SEC as of May 29, 2025)
10.121	Form of the Waiver Agreement, dated May 23, 2025 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed with the SEC as of May 29, 2025)
10.122	Form of Amendment and Exchange Agreement between the Company and the Investor, dated June 18, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2025)
10.123	Form of Voting Agreement between the Company and Joseph La Rosa, dated June 18, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2025)
10.124	Form of Amendment No. 1, dated July 14, 2025, to the Amendment and Exchange Agreement, dated June 18, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 16, 2025)
10.125	Form of Exchange Agreement between the Company and the holder, signed on July 14, 2025. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 18, 2025)
10.126	Form of Exchange Agreement between the Company and Joseph La Rosa, dated July 17, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC as of July 18, 2025)
10.127	Equity Purchase Facility Agreement, dated as of August 4, 2025 (incorporated by reference to Exhibit 10.198 of the Company’s Registration Statement on Form S-1 (File No. 333-289503) filed with the SEC as of August 20, 2025).
10.128	Registration Rights Agreement, dated as of August 4, 2025 (incorporated by reference to Exhibit 10.199 of the Company’s Registration Statement on Form S-1 (File No. 333-289503) filed with the SEC as of August 20, 2025).
10.129	Amended and Restated Equity Purchase Facility Agreement, dated as of September 18, 2025 (incorporated by reference to Exhibit 10.200 of the Company’s Registration Statement on Form S-1 (File No. 333-290510) filed with the SEC as of September 30, 2025).
10.130	Amended and Restated Registration Rights Agreement, dated as of September 18, 2025 (incorporated by reference to Exhibit 10.201 of the Company’s Registration Statement on Form S-1 (File No. 333-290510) filed with the SEC as of September 30, 2025).
10.131	Securities Purchase Agreement, dated as of November 12, 2025, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)
10.132	Registration Rights Agreement, dated as of November 12, 2025, by and among the Company and the Investors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)
10.133	Form of Security and Pledge Agreement by and between the Company and the Investors (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

10.134	Form of Account Control Agreement by and between the Company and the Investors (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)
10.135	Form of Token Right (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)
10.136	Form of Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)
10.137	Redemption Agreement, dated as of November 12, 2025, between the Company and Joseph La Rosa (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)
10.138	Consulting Agreement by and between the Company and Nicholas Adler, dated as of November 12, 2025 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)
10.139	Office Service Agreement, dated June 30, 2025, between Celebration Corporate Center, LLC and the Company (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q filed with the SEC as of November 19, 2025).
10.140	Commercial Lease Agreement, dated August 29, 2025, between Homespot, Inc., and BF Prime LLC (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q filed with the SEC as of November 19, 2025).
10.141	Intellectual Property Security Agreement, dated as of January 8, 2026. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2026)
10.142	Form of Real Estate Commercial Contract as of February 4, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2026)
10.143	Membership Interest Purchase Agreement, among the Company, Horeb Kissimmee Realty LLC and the selling member, dated February 4, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2026)
10.144	Trademark and Brand Licensing Agreement, between the Company and Horeb Kissimmee Realty LLC, dated February 4, 2026 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2026)
10.145	Membership Interest Purchase Agreement by and among La Rosa Holdings Corp., the Seller, and La Rosa Realty Lakeland LLC, dated February 11, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2026)
10.146	Settlement Agreement by and among La Rosa Holdings Corp., Joseph La Rosa and the Seller, dated February 18, 2026 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2026)
10.147	Pledge Agreement by and between La Rosa Holdings Corp. and the Seller, dated as of February 11, 2026 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2026)
10.148	Form of the Securities Purchase Agreement, between the Company and investor, dated as of March 4, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2026)
10.149	Amendment, dated as of January 9, 2026 to Securities Purchase Agreement, dated as of November 12, 2025
10.150	Form of Amendment, dated March 24, 2026, to the Securities Purchase Agreement, dated November 12 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2026)
10.151	Form of Token Right Amendment, dated March 24, 2026, to the Token Right, dated November 12, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2026)
10.152	Form of Settlement Agreement by and among La Rosa Holdings Corp., La Rosa Realty Orlando LLC, Reinaldo Zapata and Viviana Figueroa, dated as of April 3, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026)
10.153	Form of Assignment of Membership Interest of Mr. Zapata, dated as of April 3, 2026 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026)
10.154	Form of Assignment of Membership Interest of Ms. Figueroa, dated as of April 3, 2026 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026)

10.155	Commercial Lease, dated November 1, 2025, by and between Bard Properties LLC and La Rosa Holdings Corp, for office space located at 650 Pope Avenue NW, Winter Haven, FL, 33881
10.156	Form of Commercial Office Lease dated April 20, 2022 by and between Colonial Square properties LLC and La Rosa Realty Lakeland LLC, for office space located 123 South Tennessee Avenue Lakeland, FL 33801 Suite B-2
10.157	Form of Commercial Lease dated March 8, 2021 by and between TMT Properites, Inc. and Baxpi Holdings for space located at: 2700 West Cypress Creek Road 0100-0101, Fort Lauderdale, FL 33309
10.158	First Amendment to Lease Agreement dated April 4, 2025 by and between P S Property Investments LLC and La Rosa Holdings Corp for space located at: 2700 West Cypress Creek Road 0100-0101, Fort Lauderdale, FL 33309
10.159	Second Amendment to Lease Agreement dated May 7, 2025 by and between P S Property Investments LLC and La Rosa Holdings Corp for space located at: 2700 West Cypress Creek Road 0100-0101, Fort Lauderdale, FL 33309
10.160	Form of Lease Agreement Renewal dated May 22, 2024 by and between Office Rentals 506 LLC and LaRosa Realty Jacksonville for office space located at; 12627 San Jose Blvd, Unit 506 Jacksonville, FL 32223
10.161	Form of Office Lease Agreement dated October 6, 2020 by and between Platinum Eagles 2011, LLC and La Rosa Realty Success for space located at: 2200 E. Semoran Blvd, Suite 2244, Apopka, Florida 32703
10.162	Form of First Addendum to Lease Agreement dated X by and between Platinum Eagles 2011 LLC and La Rosa Realty Success for space located at: 2200 E. Semoran Blvd, Suite 2244, Apopka, Florida 32703
10.163	Form of Commercial Lease Agreement dated December 1, 2024 by and between Horeb Legacy Investments LLC and La Rosa Realty Kissimmee for space located at: 3040 Loopdale Lane, Kissimmee, FL 34741
10.164	Form of Commercial Lease Agreement dated December 1, 2025 by and between Horeb Legacy Investments LLC and La Rosa Realty Kissimmee for space located at: 3040 Loopdale Lane, Kissimmee, FL 34741
10.165	Form of Commercial Lease dated December 13, 2024 by and between Chancellor Square Acquisition LLC and La Rosa Holdings LLC for space located at: 2400 Sand Lake Road, Suite 777, Orlando, FL 32809
10.166	Form of Lease Agreement dated March 18, 2025 between JLR Holdings LLC and BF Prime LLC for space located at: Ave. Los Gobernadores, Esq. Calle Dalia, Isla Verde Carolina, PR 00979 Suite 218
10.167	Form of the Securities Purchase Agreement, between the Company and Investor, dated as of May 27, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of May 27, 2026)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).
16.1	Letter of Marcum LLP to the Securities and Exchange Commission, dated April 30, 2025 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 30, 2025)
19.1	Amended and Restated Insider Trading Policy of La Rosa Holdings Corp. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2024).
19.2	Second Amended and Restated Insider Trading Policy of La Rosa Holdings Corp., dated as of October 14, 2025
21.1	List of subsidiaries
23.1	Consent of Marcum LLP
23.2	Consent of CBIZ CPAs P.C.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
99.1	La Rosa Holdings Corp. Audit Committee Charter (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
99.2	La Rosa Holdings Corp. Compensation Committee Charter (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
99.3	La Rosa Holdings Corp. Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.7 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of April 19, 2022).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

#	Management contracts or compensatory plans, contracts or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LA ROSA HOLDINGS CORP.

Dated: June 4, 2026	/s/ Joseph La Rosa
Joseph La Rosa
President, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph La Rosa	Founder, President, Chief Executive Officer, Interim Chief Financial	June 4, 2026
Joseph La Rosa	Officer and Director (Principal Executive Officer and Chief Accounting Officer)

/s/ Jaime Cosculluela	Director	June 4, 2026
Jaime Cosculluela

/s/ Ned L. Siegel	Director	June 4, 2026
Ned L. Siegel

/s/ Nicholas Adler	Director	June 4, 2026
Nicholas Adler

/s/ Lourdes Felix	Director	June 4, 2026
Lourdes Felix