Form 10-Q
period 2026-03-31
La Rosa Holdings Corp.
filed 2026-07-31
CIK 1879403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

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

As of July 31, 2026, the registrant had 2,108,277 shares of common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,742,636	$3,086,770
Restricted cash	4,216,319	1,758,531
Digital assets, restricted	8,142,127	—
Accounts receivable, net of allowance for credit losses of $308,003 and $179,643, respectively	1,611,589	1,252,452
Notes receivable	462,567	—
Other current assets	22,812	15,601
Total current assets	16,198,050	6,113,354

Noncurrent assets:
Restricted cash, net of current	123,250	58,972
Property and equipment, net	3,703	6,094
Right-of-use asset, net	872,690	963,991
Intangible assets, net	3,074,427	4,425,042
Goodwill	528,545	1,831,197
Other long-term assets	43,043	44,867
Total noncurrent assets	4,645,658	7,330,163
Total assets	$20,843,708	$13,443,517
Liabilities, Series X Preferred Stock Subject to Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,260,018	$2,895,861
Accrued expenses	449,670	83,876
Contract liabilities	195,196	171,100
Security deposits and escrow payable	2,021,624	1,758,531
Accrued acquisition cash consideration	—	30,000
Notes payable, current	5,677,803	148,757
Lease liability, current	458,950	486,481
Total current liabilities	12,063,261	5,574,606

Noncurrent liabilities:
Note payable, net of current	15,710,797	7,143,803
Security deposits and escrow payable	123,250	58,972
Lease liability, noncurrent	445,811	514,388
Total noncurrent liabilities	16,279,858	7,717,163
Total liabilities	28,343,119	13,291,769

Commitments and contingencies (Note 6)

Series X Preferred Stock Subject to Redemption:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 1,800 and 2,000 Series X shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	2,000,000
Stockholders’ Deficit:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 1,620 and 6,000 Series B Convertible Preferred Stock issued and outstanding at March 31, 2026 and December 31, 2025	1	1
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 100 and 0 Series C Convertible Preferred Stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock - $0.0001 par value; 2,000,000,000 shares authorized; 447,345 and 20,963 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	43	1
Additional paid-in capital	61,742,120	51,010,523
Accumulated deficit	(70,554,852)	(57,099,883)
Total stockholders' deficit – La Rosa Holdings Corp. stockholders	(8,812,688)	(6,089,358)
Noncontrolling interest in subsidiaries	1,313,277	4,241,106
Total stockholders' deficit	(7,499,411)	(1,848,252)
Total liabilities, Series X Subject to Redemption and stockholders deficit	$20,843,708	$13,443,517

See notes to the condensed consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue	$13,575,606	$14,635,774

Cost of revenue	11,582,179	13,098,106

Gross profit	1,993,427	1,537,668

Operating expenses:
Sales and marketing	409,277	563,149
General and administrative	3,971,654	3,727,525
Stock-based compensation — general and administrative	109,726	1,914,851
Total operating expenses	4,490,657	6,205,525

Loss from operations	(2,497,230)	(4,667,857)
Other income (expense)
Interest expense, net	(5,779)	(24,341)
Loss on extinguishment of debt	—	(151,925)
Amortization of debt discount	—	(63,160)
Change in fair value of derivative liability	—	899,874
Loss on issuance of senior secured convertible note	(10,501,712)	(128,836,250)
Change in fair value of convertible note and warrants	(181,902)	37,145,000
Fair value of settlement of contract based equity issuances	(61,096)	—
Loss on disposition of noncontrolling interest in subsidiary	(217,657)	—
Other expense, net	—	(226)
Loss from operations before provision for income taxes	(13,465,376)	(95,698,885)
Provision for income taxes	—	—
Net loss	(13,465,376)	(95,698,885)
Less: Net (loss) income attributable to noncontrolling interests in subsidiaries	(10,407)	17,694
Net loss after noncontrolling interest in subsidiaries	(13,454,969)	(95,716,579)
Less: Deemed dividend	2,657,580	186,233
Net loss attributable to common stockholders	$(16,112,549)	$(95,902,812)

Loss per share of common stock attributable to common stockholders
Basic and diluted	$(72.03)	$(46,896.24)

Weighted average shares used in computing net loss per share of common stock attributable to common stockholders
Basic and diluted	223,701	2,045

See notes to the condensed consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

					Additional		Total	Noncontrolling	Total
	Preferred Stock Series X		Common Stock		Paid-In	Accumulated	Stockholders'	Interest In	Equity
Three Months Ended March 31, 2025	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)	Subsidiaries	(Deficit)
Balance as of December 31, 2024	2,000	$—	2,731	$2,185	$29,121,589	$(26,555,319)	$2,568,455	$4,106,964	$6,675,419
Net loss						(95,716,579)	(95,716,579)	17,694	(95,698,885)
Issuance of common stock for consulting work			359	287	580,310		580,597	—	580,597
Equity awards issued with debt issuance			282	226	812,153		812,379		812,379
Stock-based compensation			367	293	1,325,925		1,326,218		1,326,218
Proceeds from new investors and S-3			931	745	2,918,447		2,919,192		2,919,192
Issuance of common stock for stock-based compensation equity awards, net of shares withheld for taxes			7	6	8,030		8,036		8,036
Balance as of March 31, 2025	2,000	$—	4,677	$3,742	$34,766,454	$(122,271,898)	$(87,501,702)	$4,124,658	$(83,377,044)

							Additional		Total	Noncontrolling	Total
	Preferred Stock Series B		Preferred Stock Series C		Common Stock		Paid-In	Accumulated	Stockholders'	Interest In	Deficit
Three Months Ended March 31, 2026	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit	Subsidiaries
Balance as of December 31, 2025	6,000	$1	—	—	20,963	$1	$51,010,523	$(57,099,883)	$(6,089,358)	$4,241,106	$(1,848,252)
Net loss	—	—	—	—	—	—	—	(13,454,969)	(13,454,969)	(10,407)	(13,465,376)
Issuance of common stock for consulting work	—	—	—	—	3,500	—	44,450	—	44,450	—	44,450
Conversion of liabilities into common stock	—	—	—	—	104,321	10	6,482,902	—	6,482,912	—	6,482,912
Stock-based compensation	—	—	—	—	—	—	65,276	—	65,276	—	65,276
Proceeds from new investors and S-3	—	—	—	—	213,433	21	3,446,066	—	3,446,087	—	3,446,087
Issuance of Series C Preferred Stock	—	—	100	—	—	—	100,000	—	100,000	—	100,000
Conversion of Series B Preferred Stock	(4,380)	—	—	—	105,128	11	—	—	11	—	11
Disposition of non-controlling interest in subsidiary	—	—	—	—	—	—	—	—	—	(1,974,520)	(1,974,520)
Purchase of non-controlling interest	—	—	—	—	—	—	592,903	—	592,903	(942,902)	(349,999)
Balance as of March 31, 2026	1,620	$1	100	$-	447,345	$43	$61,742,120	$(70,554,852)	$(8,812,688)	$1,313,277	$(7,499,411)

See notes to the condensed consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(13,465,376)	$(95,698,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	109,726	1,914,851
Loss on issuance of senior secured convertible note	10,501,712	128,836,250
Change in fair value of convertible note and warrants	181,902	(37,145,000)
Amortization and depreciation	104,879	230,046
Amortization of right-of-use assets	137,374	148,514
Loss on disposition of non-controlling interest in subsidiary	217,657	—
Change in fair value of derivatives	—	(899,874)
Amortization of debt discount and financing fees	—	63,160
Loss on extinguishment of debt	—	151,925
Non-cash interest expense	—	(88,113)
Allowance for credit losses	128,360	145,743
Changes in Operating Assets and Liabilities:
Accounts receivable	(518,209)	(398,333)
Note receivable	98,633	—
Other assets	(141,180)	(30,451)
Accounts payable	574,065	(609,457)
Accrued expenses	90,579	(89,255)
Contract liabilities	29,869	191,149
Security deposits and escrow payable	327,371	(71,895)
Operating lease liabilities	(136,478)	(143,404)
Net Cash Used in Operating Activities	(1,759,116)	(3,493,029)
Cash Flows from Investing Activities:
Purchase of digital assets	(8,142,127)	—
Cash sold with disposition	(411,356)	—
Net Cash Provided by Investing Activities	(8,553,483)	—
Cash Flows from Financing Activities:
Borrowings on bank line of credit	—	4,493
Payments on bank line of credit	—	(8,851)
Proceeds from notes payable	9,900,000	3,408,585
Payments of deferred debt issuance costs	—	(138,895)
Payments on notes payable	(54,661)	(37,397)
Payments on advances of future receipts	—	(694,871)
Proceeds from issuance of preferred stock series C	100,000	—
Payments on post-acquisition consideration	(30,000)	(241,405)
Distributions to noncontrolling interest	(170,895)	—
Repurchase of derivative instruments issued	—	(379,083)
Proceeds from issuance of common stock	3,446,087	2,919,192
Redemption of Series X Preferred Stock	(1,700,000)	—
Net Cash Provided by Financing Activities	11,490,531	4,831,768

Net Increase in Cash, Cash equivalents and Restricted Cash	1,177,932	1,338,739
Cash, Cash equivalents and Restricted Cash at Beginning of Period	4,904,273	3,580,608
Cash, Cash equivalents and Restricted Cash at End of Period	$6,082,205	$4,919,347

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$7,041	$327,118

Non-Cash Activities:
Issuance of 3,500 shares of common stock for services rendered	$44,450	—
Issuance of 104,321 conversion of liabilities into common stock	$6,482,912	$—
Pro-rata expense recognition for restricted stock units	$65,276	$—
Purchase of remaining portion of non-controlling interest	$349,999	$—
Sell of controlling interest to minority interest	$1,974,520	$—
Conversion of 4,380 shares of series B preferred stock into 105,128 shares of common stock	$11	$—
Issuance of 282 shares of common stock as part of the settlement of notes payable and warrants	$—	$812,379
Issuance of 726 shares of common stock for services rendered	$—	$1,906,815
Office leases acquired under operating lease obligations	$—	$392,208

Reconciliation of Cash, Cash equivalents and Restricted Cash
Cash and Cash equivalents	$1,742,636	$2,853,535
Restricted Cash	4,339,569	2,065,812
Cash, Cash equivalents and Restricted Cash	$6,082,205	$4,919,347

See notes to the condensed consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of La Rosa Holdings Corp. (the “Company”) and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The Company has made estimates and judgements affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited and reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented, which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to the Company’s going concern assessment. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values.

The unaudited condensed consolidated financial statements include the financial statements of the Company, all entities that are wholly  owned by the Company, and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances have been eliminated.

Results of the three-month period ended  March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending  December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the Company as of and for the year ended  December 31, 2025, included in the Company’s Annual Report on Form 10-K. The condensed consolidated balance sheet as of  December 31, 2025 was derived from the Company’s audited financial statements referred to above.

Liquidity – Going Concern and Management’ s Plans

On  March 31, 2026, the Company had a cash balance of $1.7 million and working capital of $4.1 million.

On November 12, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell, and the Investors agreed to purchase, in multiple closings, a new series of senior secured convertible notes of the Company in an aggregate original principal amount of up to $250,000,000 (the “Notes”), subject to the satisfaction or waiver of certain closing conditions. The Company issued an initial Note in an aggregate principal amount of $11,000,000 at the initial closing (the “Initial Closing”) which occurred on January 8,2026 after the satisfaction or waiver of certain closing conditions. See Note 5 – Borrowings for further discussion of financing items.

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

In addition, the Company has financing arrangements through its equity line of credit which allows the Company to sell shares of which 40% of the proceeds are available to the Company.  The Company also has secured financings through preferred share issuances which in general are funded for $1,000 per share and are subject to certain conversion rights into common stock.

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

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Nasdaq Notice Regarding Filing Deficiency

On April 16, 2026, the Company received a notice (the “10-K Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Initial Delinquent Filing”) with the SEC. The Staff informed the Company that, under Nasdaq rules, the Company had 60 calendar days, or until June 15, 2026, to submit a plan to regain compliance, and if the Staff accepts such plan, it may grant an exception of up to 180 calendar days from the Initial Delinquent Filing’s due date, or until October 12, 2026, to regain compliance.

On May 21, 2026, the Company also received a notice (the “10-Q Notice”, and together with the 10-K Notice, the “Notices”) from the Staff indicating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2026, and noting that the Company also remained delinquent in filing its Initial Delinquent Filing. The 10-Q Notice further stated that, in accordance with Nasdaq rules and as previously communicated in the 10-K Notice, the Company had until June 15, 2026 to submit a plan to regain compliance, and if the Staff accepts such plan, any exception granted will be limited to a maximum of 180 calendar days from the due date of the Initial Delinquent Filing, or until October 12, 2026, to regain compliance.

On June 4, 2026, the Company filed its Annual Report on Form 10-K with the SEC. On June 10, 2026, the Company received a letter from the Staff indicating that, based on the June 4, 2026 filing of the Form 10-K, the Staff had determined that the Company complies with Nasdaq Listing Rule 5250(c)(1) with regard to the Form 10-K filing. However, because the Staff had not received the Company’s Form 10-Q, the Company remained noncompliant with Nasdaq Listing Rule 5250(c)(1). On June 11, 2026, the Company submitted to Nasdaq a plan of compliance (the “Plan”) addressing how the Company intends to regain compliance with Nasdaq’s listing rules with respect to the delinquent report and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the Form 10-K, or until October 12, 2026, to regain compliance.

Accounts Receivable and Allowance for Credit Losses

The Company’s trade accounts receivable consist of balances due from agents, tenants, franchisees, and commissions for closings and are presented on the condensed consolidated balance sheets net of the allowance for credit losses. Management determines the allowance for expected credit losses based upon historical experiences as well as current conditions that affect the collectability of the reported amount and regularly evaluates individual customer receivables considering financial condition, credit history, current economic conditions and other relevant factors, in setting specific reserves for certain accounts. Receivables are written off once they are deemed uncollectible, which may arise when the debtor is deemed unable to pay the amounts owed to the Company. The allowance for credit losses was $308,003 and $179,643 as of  March 31, 2026 and  December 31, 2025, respectively. Estimates of uncollectible accounts receivable are recorded to general and administrative expenses.

The activity for the allowance for credit losses during the three months ended March 31, 2026 and 2025 is set forth in the table below:

	Balance at		Deductions	Balance at
	Beginning of	Charged to	from the	End of
	Period	Expenses	Allowance	Period
Three months ended March 31, 2026 Allowance for Credit Losses	$179,643	$142,195	$(13,835)	$308,003
Three months ended March 31, 2025 Allowance for Credit Losses	$166,504	$145,743	$—	$312,247

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Digital Assets

The Company's digital assets consist primarily of USD Coin ("USDC") and Frax USD ("FRAX"), which are stablecoin-denominated digital assets held in a custodial wallet maintained with BitGo. Management evaluated these digital assets under ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets ("ASC 350-60"), and concluded that the Company's USDC and FRAX holdings are outside the scope of ASC 350-60 as the assets provide holders with enforceable rights to, or claims on, underlying assets and therefore do not meet all of the scope criteria required for application of that guidance. Accordingly, these assets are accounted for as indefinite-lived intangible assets under ASC 350-30, Intangibles - Other than Goodwill ("ASC 350-30").

Digital assets are initially recorded at cost, including directly attributable transaction fees. Subsequent to acquisition, the assets are carried at historical cost less any impairment losses. As indefinite-lived intangible assets, the Company's digital assets are not amortized and are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. In accordance with ASC 350-30, increases in the fair value of the digital assets above their carrying value are not recognized until realized through sale or disposition.

The Company's digital assets are held pursuant to the terms of its November 2025 Securities Purchase Agreement and related financing arrangements. The assets are maintained in a restricted custodial account and cannot be freely withdrawn, transferred, or otherwise utilized without compliance with the contractual provisions of those agreements. In addition, portions of the digital assets are subject to the Token Rights Agreement entered into with certain investors.

The Digital Assets are classified on the condensed consolidated balance sheets based on management’s intent and the expected period of use or sale.

Token Rights

In connection with the Company's financing arrangements, the Company entered into a Token Rights Agreement ("TRA") that provides the investor the right, at its election and subject to the terms of the agreement, to receive specified quantities of digital assets acquired using designated financing proceeds.

The Company evaluated the TRA in accordance with ASC 815, Derivatives and Hedging ("ASC 815"), and concluded that the agreement meets the definition of a derivative instrument. The TRA obligates the Company to deliver specified quantities of cryptocurrency upon the investor's exercise of its rights under the agreement, and therefore exposes the Company to changes in the value of the underlying digital assets. Accordingly, the TRA is accounted for as a derivative liability under ASC 815.

The derivative liability was initially measured based on the fair value of the underlying cryptocurrency subject to the investor's rights under the agreement. Subsequent to initial recognition, the liability is remeasured at fair value at each reporting date, with changes in fair value recognized in the Company's condensed consolidated statements of operations.

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to annual dues received at the start of the calendar year. As of  March 31, 2026 and  December 31, 2025 the Company had approximately $195 thousand and $171 thousand, respectfully, of remaining performance obligations, all of which will be recognized into revenue by the end of the calendar year. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Fair Value Option of Accounting

The Company has elected the option under ASC 825-10, Financial Instruments (“ASC 825”), to measure its short-term convertible note payable issued at fair value. The fair value option  may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. When the fair value option is elected for an instrument, unrealized gains and losses for such instrument are reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company also elected to measure incremental warrants under ASC 825.

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this Update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments became effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted the guidance prospectively in this fiscal year beginning January 1, 2026.

Recently Issued Accounting Standards Not Yet Adopted

In April 2026, the FASB issued ASU 2026-1, Initial Measurement of Paid-in-Kind (PIK) Dividends on Equity-Classified Preferred Stock. The amendments in this Update require that PIK dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. For example, if the preferred stock agreement specifies that PIK dividends are calculated by multiplying the PIK dividend rate by the liquidation value of the preferred stock outstanding, an entity should initially measure the PIK dividend at that amount. The liquidation value (or liquidation preference) of the preferred stock is typically defined by the preferred stock agreement and specifies the value of the preferred stock upon the occurrence of a liquidation event (such as the entity becoming insolvent). When preferred stock is not issued at a discount or premium, the liquidation value upon initial issuance is typically the same as the original issuance price of the preferred stock. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40). The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (i). management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to complete recognition threshold”). The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE"). The amendments in this Update require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

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

Note 2 — Disposal of Membership Interests in LR Kissimmee

On February 4, 2026, the Company completed the sale of its 51% membership interest in Horeb Kissimmee Realty LLC ("LR Kissimmee") pursuant to a Membership Interest Purchase Agreement with the holder of the remaining 49% ownership interest. As a result of the transaction, the Company ceased to have any ownership interest in LR Kissimmee.

Under the terms of the agreement, the Company is entitled to receive aggregate consideration of $500,000, payable in twelve monthly installments of $41,667 beginning February 28, 2026. In addition, the purchaser agreed to remit $61,200 to the Company representing the Company's proportionate share of an outstanding loan previously made by LR Kissimmee to the purchaser, payable in four quarterly installments of $15,300.

Concurrently with the disposition, the Company entered into a Trademark and Brand Licensing Agreement with LR Kissimmee providing LR Kissimmee a non-exclusive, non-transferable license to utilize certain Company trademarks, branding, and technology resources in exchange for a monthly licensing fee of $4,500 for an initial term of one year. The licensing arrangement does not provide the Company with continuing ownership, management authority, or controlling financial interest in LR Kissimmee. The total loss on the disposition of the membership interest in LR Kissimmee was $217,657.

The transaction was undertaken as part of the Company's strategy to divest a non-core office operation, improve liquidity, reduce operating expenses, and reallocate capital toward its core brokerage, technology, and ancillary service businesses. Management indicated that the divested operation represented approximately 10% of the Company's agent base.

A summary of the transactions consideration and loss on disposal of LR Kissimmee is as follows:

Consideration
Note receivable	$561,200
Carrying amount of non-controlling interests of LR Kissimmee	1,976,282
2,537,482

Book basis of investment in LR Kissimmee	2,755,139
Loss on disposal of LR Kissimmee	$(217,657)

A summary of the investment in LR Kissimmee's related assets and liabilities is as follows:

As of February 4, 2026
Assets:
Cash	$411,356
Accounts receivable, net	30,712
Other current assets	137,556
Property and equipment, net	1,963
Right-of-use asset, net	4,894
Intangible assets, net	1,246,164
Goodwill	1,302,652
Total Assets	$3,135,297

Liabilities:
Accounts payable	$209,899
Accrued expenses	3,889
Contract liabilities	5,773
Lease liability	10,597
Note payable	150,000
Total liabilities	$380,158

Note 3 — Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill as of   March 31, 2026 and  December 31, 2025 was $528,545 and $1,831,197, respectively.

	2026	2025
Balance, January 1	$1,831,197	$8,012,331
Disposal of interest in LR Kissimmee	(1,302,652)	-
Impairment	-	(6,181,134)
Goodwill, March 31	$528,545	$1,831,197

Intangible Assets

Intangible assets consist of franchise agreements, agent relationships, real estate listings, and non-compete agreements, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there was no impairment during the three months ended March 31, 2026 and 2025.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The components of purchased intangible assets were as follows:

	Weighted Average
	Remaining
	Amortization	March 31, 2026
	Period	Gross	Accumulated		Net
	(in years)	Carrying Amount	Amortization	Disposals Net	Amount
Franchise agreement	8	$4,519,550	$983,173	$978,366	$2,558,011
Agent relationships	7	916,282	217,643	240,335	458,304
Real estate listings	-	564,756	564,756	—	—
Non-compete agreements	2	188,044	102,469	27,463	58,112
Total		$6,188,632	$1,868,041	$1,246,164	$3,074,427

	Weighted Average
	Remaining
	Amortization	December 31, 2025
	Period	Gross	Accumulated		Net
	(in years)	Carrying Amount	Amortization	Impairment	Amount
Franchise agreement	8	$5,249,482	$904,018	$729,932	$3,615,532
Agent relationships	7	916,282	200,812	—	715,470
Real estate listings	-	564,756	564,756	—	—
Non-compete agreements	2	188,748	94,004	704	94,040
Total		$6,919,268	$1,763,590	$730,636	$4,425,042

For the three months ended March 31, 2026, and 2025 amortization expense was $105 thousand and $229 thousand respectively. The remaining estimated amortization expense is expected to be as follows:

March 31, 2026
2026-remainder of the year	$313,355
2027	414,440
2028	386,167
2029	383,945
2030	383,945
Thereafter	1,192,575
Total	$3,074,427

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

The Company determined that on  March 31, 2026 and  December 31, 2025, certain instruments qualified as derivative liabilities and were recorded at fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Securities Purchase Agreement (“SPA 2”)

On January 8, 2026, the Company consummated the Initial Closing under the SPA 2 dated November 12, 2025, pursuant to which it issued to the Investors a senior secured convertible note in the principal amount of $11,000,000 (the “Convertible Note 2026”), for an aggregate purchase price of $9,900,000. See Note 5 – Borrowings for further discussion.

The Company evaluated the conversion and settlement provisions contained within the Convertible Note 2026 in accordance with ASC 815 and ASC 480, Distinguishing Liabilities from Equity. The Convertible Note 2026 is convertible into shares of the Company's common stock at a conversion price initially established at $0.8347 per share, subject to adjustment provisions and a contractual floor price of $0.778 per share.

Management assessed whether the embedded conversion feature required bifurcation as a derivative liability or qualified for equity classification. To the extent the conversion feature is determined not to be indexed solely to the Company's own stock or otherwise fails the equity-classification conditions, the feature is recorded at fair value and subsequently remeasured each reporting period.

The fair value of any bifurcated conversion feature was determined using a Monte Carlo simulation model and/or lattice model, incorporating assumptions regarding the common stock price; expected stock price volatility; expected term; risk-free interest rates; probability of future drawdowns under the Securities Purchase Agreement; expected conversion behavior; and contractual floor-price provisions.

These measurements utilize significant unobservable inputs and are therefore classified as Level 3 within the fair value hierarchy.

Token Rights Agreement (“Token Rights”)

The Company's TRA liability is measured at fair value on a recurring basis.  The TRA provides the investor with the right to receive specified quantities of digital assets with designated financing proceeds. See Note 5 – Borrowings for further discussion.

The fair value of the TRA liability is determined based on the number of rights to digital asset tokens subject to the investor's rights under the agreement and the observable market value of the underlying stablecoins held by the Company. Because the underlying assets consist primarily of restricted cash, and digital assets, which are designed to maintain a value of approximately $1.00 per token, the fair value of the liability generally approximates the value of the underlying tokens subject to the agreement. Changes in the estimated fair value of the TRA liability are recognized in earnings during the period incurred.

The Company classifies the TRA liability within Level 2 of the fair value hierarchy because the valuation is based principally on observable market pricing information for the underlying stablecoins and does not require significant unobservable inputs.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Securities Purchase Agreement (“SPA 1”)

On February 4, 2025, the Company entered into an purchase agreement with an investor for a Senior Secured Convertible Note (“Convertible Note 2025”) with a face value of $5,500,000 and sixteen Warrants ("Incremental Warrants") exercisable for a face amount of $2,500,000 each. See Note 5 – Borrowings for further discussion.

The purchase price paid by the Investor under the SPA 1 for the Convertible Note 2025 and Incremental Warrants was $4,963,750. It was determined that the note and warrants within this transaction met the requirements for the Fair Value Option under ASC 825. Using the fair value option, the Convertible Note 2025 is required to be recorded at initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as gain/loss on fair value adjustment within other income (expenses) in the Company’s unaudited condensed consolidated statements of operations.

As a result of applying the fair value option, direct costs and fees related to the Convertible Note 2025 were expensed as incurred and were not deferred.

The following tables provide the fair value and contractual principal balance outstanding on the Convertible Note 2026 accounted for under the fair value option as of January 8, 2026 and March 31, 2026:

	As of	As of
	January 8,	March 31,
	2026	2026
Convertible Note 2026 fair value	$15,056,000	$14,573,000
Convertible Note 2026, contractual principal outstanding	$11,000,000	$11,000,000
Token Rights	$5,345,712	$5,345,712

The fair value of the Convertible Note 2026 was calculated using a fair value analysis considering the following factors and assumptions:

	January 8,	March 31,
	2026	2026
Stock Price on Valuation Date	$7.80	$5.90
Fixed Conversion Price	$8.30	$8.35

Market Price Discount	90%	90%
Redemption Premium	120%	120%
Interest Rate	10%	10%

The following table provides the fair value and contractual principal balance outstanding on the Convertible Note 2025 and the Incremental Warrants accounted for under the fair value option as of February 4, 2025 and March 31, 2025:

	As of	As of	As of
	February 4,	March 31,	December 31,
	2025	2025	2025
Convertible Note 2025 fair value	$33,000,000	$15,295,000	$5,818,000
Convertible Note 2025, contractual principal outstanding	$5,500,000	$5,500,000	$5,500,000
Incremental Warrants	$100,800,000	$81,360,000	$—

The fair value of the Convertible Note 2025 was calculated using a fair value analysis considering the following factors and assumptions:

	December 31,	March 31,	February 4,
	2025(2)	2025(1)	2025(1)
Stock Price	$6.34	$1,440	$3,200
Conversion Price	$29,116	$3,600	$3,600
Alternate Conversion Price	$48.69	$632.96	$633
Alternate Conversion Amount	120%	120%	120%
Redemption Premium	120%	120%	120%
Interest Rate	12%	12%	12%

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

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The fair value of the Incremental Warrants were calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	February 4,	March 31,
	2025(1)	2025(1)
Face Value	$2,500,000	$2,500,000
Exercise Price	$2,256,250	$2,256,250
Stock Price	$3,200	$1,440
Exercise Threshold	20% of Min price(2)	20% of Min price(2)
Valuation per Incremental Warrant upon exercise	$12,600,000	$10,170,000
Discount Rate	28.70%	30.69%
Risk Free Rate	4.18%	4.03%
Annualized Volatility	88%	100%
Forecast horizon (years)	0.08	0.08

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

At March 31, 2025, warrants held by an institutional investor were eliminated through exercising and a redemption and cancellation agreement for $379,083. The Company recorded a derivative liability related to the Incremental Warrants issued in connection with the SPA 1 dated February 4, 2025. The Incremental Warrants’ fair value at date of issuance was $100,800,000 and were remeasured at March 31, 2025 with a fair value of $81,360,000. The analysis assumes immediate conversion upon issuance and does not incorporate ownership limitations or conversion blockers that could otherwise restrict full exercise or conversion.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Convertible Note 2026	$—	$—	$14,573,000	$14,573,000
Token Rights	—	5,345,712	—	5,345,712

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Convertible Note 2025	$—	$—	$5,818,000	$5,818,000

The following table provides a summary of changes in fair value associated within the Level 2 and Level 3 for the three-month period ended  March 31, 2026:

	2026
	Convertible Note	Convertible Note	Token Rights	Total
	2025	2026
Balance – January 1,	$5,818,000	$—	$—	$5,818,000
Conversion into common stock	(6,482,902)	—	—	(6,482,902)
Issuance	—	15,056,000	5,345,712	20,401,712
Change in fair value	664,902	(483,000)	—	181,902
Balance – March 31,	$—	$14,573,000	$5,345,712	$19,918,712

The following table provides a summary of changes in fair value associated with the Level 3 liability for the three months ended March 31, 2025:

2025
Balance – January 1,	$1,607,544
Issuance of derivative liability	100,800,000
Cash paid to settle derivative liability	(379,083)
Issuance of cashless shares for exercising warrants	(328,587)
Extinguishment of derivative liability	(366,308)
Change in fair market value - extinguished warrants	(533,566)
Change in fair market value - new warrants	(19,440,000)
Balance – March 31,	$81,360,000

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 5 — Borrowings

Line of Credit

The Company has a line of credit with Regions Bank that allows for advances up to $150,000 with interest at the Prime Rate plus 4.75% with a floor of 4.75% and no maturity date. On  March 31, 2026, the outstanding balance on the line of credit was $0 at a prime rate of 6.75% plus 4.75%, or 11.50%. On  December 31, 2025, the outstanding balance on the line of credit was $0 at a prime rate of 7.00% plus 4.75%, or 11.75%. The line of credit is collateralized by Company assets. The interest expense incurred for the line of credit was $0 and $4,494 for the three months ended March 31, 2026 and 2025, respectively.

Convertible Note 2026

On January 8, 2026, the Company consummated the Initial Closing under the SPA 2, pursuant to which it issued to the Investors a Convertible Note 2026 in the principal amount of $11,000,000 (the “Initial Note”), together with a previously issued Token Right (as defined in the Initial 8-K), for an aggregate purchase price of $9,900,000.

On July 31, 2026, the Company and the accredited investor entered into a certain waiver (the “Waiver”), waiving certain Events of Default (as defined in the Convertible Note 2026) with regard to the Company's failure to timely pay interest under the Convertible Note 2026, through July 31, 2026, and the Company's failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Pursuant to the terms of the Waiver, the holder of the Convertible Note 2026 waived its rights and remedies arising solely from the specified Events of Default, including, but not limited to, the right to impose default penalties, charge default interest, and accelerate amounts due under the Convertible Note 2026. All other terms of the Convertible Note 2026 remained in full force and effect.

The Initial Note is convertible into shares of the Company’s common stock, par value $0.0001 per share (the Common Stock), at an initial conversion price equal to $0.8347, subject to adjustment as provided in the Initial Note, provided that in no event may the conversion price be less than the floor price of $0.778 (the “Floor Price”). The Initial Note bears interest at a rate of ten percent (10%) per annum that is payable monthly in arrears commencing on February 1, 2026, matures twenty-four (24) months from the date of issuance and contains customary covenants and events of default (upon which the interest rate will increase to a rate of nineteen percent (19%) per annum) as described in the Initial Note.

The Company has agreed that, no later than thirty calendar days after the date of the Initial Closing, it will seek approval of the Company’s stockholders, either at a special meeting or by written consent, to adjust the Floor Price of the Initial Note and all other Notes pursuant to the terms of the Initial Note.  On January 23, 2026 the noteholder requested that this initial approval be delayed. As of March 31, 2026 there was no change to this request.

The Initial Note ranks pari passu with all other Notes and the February Note (as defined in the Purchase Agreement) and senior to all other existing and future indebtedness of the Company and its subsidiaries (other than Permitted Indebtedness secured by Permitted Liens (both as defined in the Purchase Agreement and/or Notes)) and is secured by (i) a first-priority security interest in substantially all of the Company’s and its subsidiaries’ assets purchased or acquired with the proceeds of the Initial Closing pursuant to a Security and Pledge Agreement, Guaranty and an Account Control Agreement (each, as defined below) and (ii) second priority security interest in the remaining assets of the Company and its subsidiaries (subject to the first lien of the holder(s) of the February Note).

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

Amendment to Purchase Agreement

On March 24, 2026, the Company and Investors entered into an Amendment (the “SPA Amendment”) to amend the SPA 2 and provide that the net proceeds to the Company from any further equity line of credit, equity purchase facility, or at-the-market offering shall be allocated as follows: (i) until such time as the Company has paid to its placement agent and financial advisor (together, the “Advisors”) an aggregate of $751,221 in deferred fees (1) 20% to pay any outstanding deferred fees due to the Advisors, (2) 40% to acquire Note Purchased Crypto (or digital assets) (as defined in the SPA 2) as a treasury asset for the Company’s consolidated balance sheet, and (3) the remaining 40% for general corporate purposes, working capital, acquisitions and other strategic transactions (including, but not limited to, developing next-generation data center infrastructure for AI computing), and (ii) thereafter (1) 50% of the net proceeds shall be used to acquire Note Purchased Crypto as a treasury asset for the Company’s consolidated balance sheet and (2) the remaining 50% of the net proceeds shall be used for general corporate purposes, working capital, acquisitions and other strategic transactions (including, but not limited to, developing next-generation data center infrastructure for AI computing), including payment of an additional $77,000 in deferred fees to the Advisors due and payable not earlier than December 31, 2026.

In addition, the Company agreed to reimburse the Buyers and the Advisors for their costs and expenses, including legal fees, in an aggregate amount of up to $65,000, payable from the net proceeds from the sale of common stock of the Company pursuant to any equity line of credit, equity purchase facility or at-the-market offering.

Except as amended by the SPA Amendment, all other terms of the SPA 2 including the exhibits thereto, remain unchanged and are in full force and effect.

Token Rights

In connection with the SPA 2 entered into on November 12, 2025, the Company issued the TRA to the investors. Pursuant to the TRA, the holders are entitled, upon exercise and for no additional consideration, to receive certain digital assets acquired by the Company using specified financing proceeds. The holders are entitled to receive (i) 50% of the digital assets purchased by the Company using the net proceeds from each closing under the Securities Purchase Agreement and (ii) 25% of the digital assets purchased using the net proceeds from certain other financing transactions, each as defined in the agreement.

The TRA becomes exercisable beginning 60 days following issuance and remains exercisable through the tenth anniversary of the issuance date. The agreement provides for settlement through the delivery of specified quantities of digital assets rather than a fixed dollar amount.

Upon the initial closing of the Convertible Note 2026 on January 8, 2026, the Company recorded an initial TRA liability of approximately $3.75 million, representing the investor's contractual right to receive 50% of the digital assets acquired from the proceeds designated for the purchase of Note Purchased Crypto.

On March 24, 2026, the Company and Investors entered into Amendment No. 1 to the TRA (the “Token Right Amendment”), under which the Investor will be entitled to receive upon an aggregate number of Right Tokens equal to the sum of (i) fifty percent (50%) of any and all Tokens purchased by the Company on and after the Issuance Date using the net proceeds of each closing under the SPA and (ii) fifty six and one quarter percent (56.25%) of any and all Tokens purchased by the Company on and after the Issuance Date using the net proceeds of any Other Financing (as defined in the Token Right).

As of March 31, 2026, approximately 5.3 million in rights to digital assets were subject to the TRA, and the related derivative liability was approximately $5.3 million.

Except as amended by the Token Right Amendment, all other terms of the Token Right remain unchanged and are in full force and effect.

Convertible Note 2025

During the three months ended March 31, 2026, the holder converted the remaining aggregate principal balance of $5,818,000 of the Convertible Note 2025 into shares of the Company's common stock pursuant to the optional conversion provisions contained in the note agreement. The conversions occurred on January 29, 2026, January 30, 2026, and February 5, 2026. In connection with the conversions, the Company issued an aggregate of approximately 104,321 shares of common stock.

Prior to each conversion, the Company remeasured the Convertible Note 2025 to fair value in accordance with its fair value option election. As a result of the remeasurement, the Company recognized an increase in the fair value of the note liability of $664,902, which was recorded within the change in fair value of convertible note and warrants in the condensed consolidated statements of operations. Following remeasurement, the carrying amount of the Convertible Note 2025 was reclassified to stockholders' equity upon conversion, and no gain or loss was recognized upon settlement of the note through the issuance of common stock.

On February 4, 2025, the Company and an Investor entered into the SPA 1, pursuant to which the Company issued to the Investor on such date: (i) a Convertible Note 2025 in the original principal amount of $5,500,000 which matures on February 4, 2027 (the “Initial Note”); and (ii) sixteen (16) incremental warrants, each to purchase additional Notes in an original principal amount up to $2,500,000 at an exercise price of $2,256,250, in substantially the same form as the Initial Note (the “Incremental Notes” and together with the Initial Note, the “Notes”). The purchase price paid by the Investor under the SPA 1 for the Initial Note and Incremental Warrants was $4,963,750.

The Initial Note accrues interest at a rate of 12% per annum, calculated on the basis of a 360-day year. Interest is payable quarterly in arrears, meaning that payments are due at the end of each calendar quarter for interest accrued during that quarter. The interest expense incurred for the Initial Note was $405,041 and $102,667 included as a component of the change in fair market value for the three months ended March 31, 2026 and 2025, respectively.

In connection with the closing of the Convertible Note 2025, the Company entered into a Registration Rights Agreement dated February 4, 2025, obligating the Company to file and maintain the effectiveness of one or more registration statements with the SEC covering the resale of the shares of common stock issuable upon conversion of the Notes and related instruments.

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

Cash Advance Agreements

On February 5, 2025, the Company paid off their Standard Merchant Cash Advance Agreement (the “Cash Advance”) with Cedar Advance, LLC. (“Cedar”) in the amount of $354,450, resulting in a loss on extinguishment of debt of $83,310. The Company also paid off their other Standard Merchant Cash Advance Agreement (the “Arin Cash Advance Agreement”) with Arin Funding LLC (“Arin”) in the amount of $340,421, resulting in a loss on extinguishment of debt of $68,615. The amortization of financing fees incurred for MCA loans were $63,160 for the three months ended March 31, 2025.

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

On January 22, 2025, the Company and the Holder signed an amendment No. 1 to the Waiver. Pursuant to the Amendment, the Company shall pay 100% of any cash proceeds raised by the Company from the sale of securities pursuant to its Registration Statement on Form S-3 filed on or around November 22, 2024 to the Holder first towards the repayment of the Redemption Price until it is paid in full, and after that towards the repayment of the Notes. The Amendment also provides that, if the Redemption Agreement becomes null and void pursuant to the terms of the Redemption Agreement, then all Proceeds previously paid by the Company to the Holder pursuant to the Redemption Agreement shall instead be applied towards the repayment of the Notes.

The interest expense incurred for the senior secured promissory note was $23,798 for the three months ended March 31, 2025.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Notes Payable-Promissory Note

On September 27, 2024, the Company entered into a promissory note payable whereby the Company borrowed $200,000 bearing interest at 12.5% per annum. The note was payable in three monthly installments of $75,000. The proceeds of the note were used to pay down the senior secured promissory note entered into in February 2024. The Company paid off the note of $148,725 in February 2025. This note was fully repaid in February 2025. The interest expense incurred for the promissory note was $1,276 for the three months ended March 31, 2025.

Acquisition Settlement Agreement

In October 2024, the Company entered into an acquisition settlement agreement with the former owner of an acquired business. Under the terms of the agreement, the Company agreed to pay $1.0 million in equal installments of $11,905 per month over seven years, beginning November 1, 2024.

Acquisition Agreement

On February 11, 2026, the Company acquired a 49% membership interest in La Rosa Realty Lakeland LLC for aggregate cash consideration of $350,000, consisting of (i) an initial payment of $150,000 payable within ten (10) days following the closing, and (ii) installment payments totaling $200,000, payable in twelve (12) equal monthly installments of $16,667 commencing on March 1, 2026.

The note is secured pursuant to a Pledge Agreement under which the Company pledged a 28% membership interest in La Rosa Realty Lakeland LLC as collateral. In the event of default, including the failure to make required installment payments, the noteholder may exercise rights against the pledged membership interest following a 15-day cure period.

Economic Injury Disaster Loans

During 2024, the Company acquired franchises that had outstanding Economic Injury Disaster Loans (the “EIDL Loans”) in the aggregate of $147,100. The Company acquired the EIDL Loans which have terms similar to the Company’s existing EIDL loans. The EIDL Loans mature in 2050 and bear interest at a rate of 3.75% per annum. The interest expense incurred for the EIDL loans were $4,716 and $1,412 for the three months ended March 31, 2026 and 2025, respectively.

Future maturities of EIDL term debt as of  March 31, 2026, were as follows:

March 31,
Economic Injury Disaster Loans-Future Maturities	2026
2026	$4,425
2027	5,900
2028	5,900
2029	5,900
2030	5,900
2031	5,900
Thereafter	455,010
Total	$488,935

Total Notes Payable as of  March 31, 2026 and  December 31, 2025 were as follows:

	March 31,	December 31,
Notes Payable	2026	2025
Convertible Note 2025	$-	$5,818,000
Convertible Note 2026	14,573,000	—
Token Rights Agreement	5,345,712	—
EIDL	488,935	641,227
Acquisition Settlement Agreement	797,619	833,333
Acquisition Agreement	183,334	—
Total notes payable	$21,388,600	$7,292,560

Current portion:
Less: Current portion-EIDL	(5,900)	(5,900)
Acquisition Settlement Agreements	(142,857)	(142,857)
Acquisition Agreement	(183,334)	—
Token Rights Agreement	(5,345,712)	—
Notes payable, net of current	$15,710,797	$7,143,803

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

Lease costs expense for the three months ended March 31, 2026 and 2025 were $280,851 and $210,108, respectively, and are included in general and administrative expenses in the condensed consolidated statements of operations.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$163,790	$174,561
Right-of-use assets obtained in exchange for lease liabilities	$—	$392,208

Supplemental balance sheet information related to leases is as follows:

	March 31,	December 31,
	2026	2025
Assets:
Right-of-use assets	$872,690	$963,991
Liabilities:
Lease liability, current	$458,950	$486,481
Lease liability, noncurrent	445,811	514,388
	$904,761	$1,000,869

The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. The weighted average discount rate is 10.97%.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Future maturities on lease liabilities as of  March 31, 2026, are as follows:

March 31,
2026
2026– remainder of year	$423,046
2027	329,042
2028	145,913
2029	117,250
2030 and thereafter	35,066
Total minimum lease payments	1,050,317
Less: imputed interest	(145,556)
Present value of lease obligations	904,761
Less: current portion	(458,950)
Long-term portion of lease obligations	$445,811

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

On February 1, 2026, Stacy-Ann Blair and Delroxry Blair filed a civil lawsuit against La Rosa Realty CW Properties, et. al. in the Circuit Court of Orange County, Florida, stating that La Rosa CW Properties failed to disclose a family relationship with one or more of its sellers, creating a material conflict of interest. The plaintiffs claim breach of contract, unjust enrichment, fraudulent and negligent misrepresentation, and civil theft and seeking damages of approximately $9,600. The Company filed a motion to dismiss, which was further amended. A case management conference was held in July of 2026 at which time the case was dismissed.

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

Note 7 — Digital Assets

As of March 31, 2026, the Company held digital assets consisting primarily of USDC and FRAX in a custodial wallet maintained pursuant to the Company's financing agreements. Accordingly, the assets are accounted for as indefinite-lived intangible assets under ASC 350-30. The digital assets are initially recorded at cost, including directly attributable transaction costs, and subsequently measured at historical cost less any impairment losses. These assets are not amortized and are evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. Any impairment loss is recognized in operating results, and subsequent increases in value are not recognized until realized.

The digital assets are classified as current since the Company expects to utilize the funds in the near term.

The following table provides a summary of changes in fair value associated with digital assets for the three-month period ended  March 31, 2026:

	FRX USD			USDC			Total
	# of units	$/unit	$ Value	# of units	$/unit	$ Value	# of units	$/unit	$ Value
Opening balance	-	$-	$-	-	$-	$-	-	$-	$-
Additions	6,635,396	1.00	6,635,396	8,142,127	1.00	8,142,127	14,777,523	1.00	14,777,523
Disposals	-	1.00	-	(6,635,396)	1.00	(6,635,396)	(6,635,396)	1.00	(6,635,396)
Fair value adj			-			-			-
Closing balance	6,635,396	$1.00	$6,635,396	1,506,731	$1.00	$1,506,731	8,142,127	$1.00	$8,142,127

At  March 31, 2026, digital asset units held and fair market value are as follows:

Asset	Units Held	$/unit	Fair Market Value ($)
FRX USD	6,635,396	$1.00	$6,635,396
USDC	1,506,731	$1.00	$1,506,731
Total	8,142,127	$1.00	$8,142,127

Note 8  — Equity Warrants

Warrants are issued to consultants as compensation or as part of certain capital raises which entitle the holder to purchase shares of the Company’s common stock at a fixed price. No warrants were issued during the three months ended March 31, 2026.

During the quarter ended March 31, 2025, the Company settled all vested and outstanding warrants previously held by the accredited investor holding the three senior secured notes payable from 2024. Two of the three warrants were exercised on a cashless basis for a total of 110 shares of common stock which represented 1,392,198 warrants. The remaining warrant was repurchased by the Company for $379,083 in cash on January 24, 2025, resulting in the elimination of all vested warrants (1,202,244 warrants) held by the investor as of March 31, 2025.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Warrants issued to two investors who loaned money to the Company, Emmis Capital II, LLC and the Company’s CEO, Joseph La Rosa, on November 14, 2022 and December 2, 2022, respectively, included full ratchet antidilutive protections. The original warrants each covered 6 shares at a strike price of $5.00. In the first quarter of 2025, the warrants were revalued due to equity transactions triggering the ratchet antidilutive protections bringing the strike price of these warrants down to $0.19 resulting in the number of shares covered by each warrant to increase to 166, and a 2025 deemed dividend of $186,233.

At  March 31, 2026, warrants outstanding that have vested and are expected to vest are as follows:

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	14	$77,965	1.8	—
Expected to vest	—	—	—	—
Total	14	$77,965	1.8	—

Additional information with respect to warrant activity:

Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2025	14	$77,965
Granted/ Increase to existing warrants	—	—
Exercised	—	—
Expired or forfeited	—	—
Balance — March 31, 2026	14	77,965

As of  March 31, 2026 and  December 31, 2025, there was no unrecognized expense related to warrants.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9  — Stockholders’ Equity

Series B Preferred Stock

As of March 31, 2026, the Company had 1,620 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") issued and outstanding. The Series B Preferred Stock is classified within permanent equity and recorded in the accompanying condensed consolidated balance sheets at its carrying value.

Convertible preferred stock consisted of the following as of March 31, 2026:

Shares	Shares	Carrying	Original	Conversion	Common
Authorized	Issued and	Value	Issue Price	Price	Shares
	Outstanding				Upon
Conversion
6,000	1,620	$4,014,971	$0.0001	$1.176	3,414,091

The holders of the Series B Preferred Stock have the following rights and preferences:

Voting Rights

Holders of the Series B Preferred Stock have no voting rights, except as provided in the Certificate of Designation or as otherwise required under applicable Nevada law.

Conversion Rights

Subject to the beneficial ownership limitations set forth in the Certificate of Designation, holders of the Series B Preferred Stock may convert the outstanding Conversion Amount into shares of the Company's common stock at the applicable Conversion Price. The Conversion Price is, at the option of the holder as adjusted: $1.176 per share, subject to adjustment of the issuance of preferred series C; or the Alternate Conversion Price, which is the greater of: the Floor Price of $0.196 per share (subject to adjustment for preferred series C); and 95% of the lowest volume weighted average price ("VWAP") of the Company's common stock during the seven consecutive trading day period ending on the trading day immediately preceding the delivery of the applicable conversion notice. If a holder elects to convert using the Alternate Conversion Price, the Conversion Amount is multiplied by: 105% if the conversion occurs in connection with a Change of Control; or 125% in all other circumstances.

No holder may convert shares to the extent that, after giving effect to the conversion, the holder and its affiliates would beneficially own more than 4.99% of the Company's outstanding common stock, which percentage may be increased to as much as 9.99% upon prior notice to the Company.

Down-Round Adjustment and Deemed Dividend

The Certificate of Designation contains anti-dilution provisions that require adjustment of the Series B Preferred Stock conversion price upon certain issuances of securities at prices below the then-effective conversion price. On March 4, 2026, the Company issued Series C Preferred Stock with a conversion price below the then-effective conversion price of the Series B Preferred Stock. Accordingly, pursuant to Section 8(a)(ii) of the Certificate of Designation, the conversion price of the Series B Preferred Stock was adjusted to $1.176 per share, equivalent to the stated conversion price of the Series C Preferred Stock.

The Company determined that the reduction in the conversion price provided additional value to the holders of the Series B Preferred Stock and therefore represented a deemed dividend. For the three months ended March 31, 2026, the Company recognized a deemed dividend of approximately $263,000 related to the down-round adjustment.

Because the Company had an accumulated deficit as of March 31, 2026, the deemed dividend was recorded within additional paid-in capital ("APIC"), resulting in no net impact on total stockholders' deficit. The deemed dividend is reflected as an adjustment to net loss available to common stockholders in the computation of basic and diluted net loss per share.

Alternate Conversion Floor Amount

Under the terms of the Certificate of Designation, certain Alternate Conversions may trigger a Conversion Floor Price Condition, requiring the Company either to increase the stated value of the remaining outstanding Series B Preferred Stock by the applicable Alternate Conversion Floor Amount or to pay such amount to the holder in cash. The Company accounts for any Alternate Conversion Floor Amount as a dividend to the holder of the Series B Preferred Stock, whether settled through an increase in the stated value of the preferred stock or through a cash payment.

On February 18, 2026, the holder elected to convert approximately $1.96 million of stated value of the Series B Preferred Stock pursuant to an Alternate Conversion. Because the Alternate Conversion Price was below the applicable Floor Price, a Conversion Floor Price Condition was triggered. The resulting Alternate Conversion Floor Amount was determined to be approximately $2.39 million.

The Company elected to satisfy this obligation by increasing the stated value of the remaining outstanding Series B Preferred Stock. Because the Series B Preferred Stock is classified within permanent equity, the increase in stated value was recorded within APIC. The corresponding deemed dividend of $2,394,580 resulting from the Alternate Conversion Floor Amount was also recorded within APIC. As a result, there was no net impact on total stockholders' deficit.

For the three months ended March 31, 2026, the Company recognized deemed dividends of approximately $2.39 million related to Alternate Conversion Floor Amounts. These deemed dividends are reflected as an adjustment to net loss available to common stockholders in the calculation of basic and diluted net loss per share.

Redemption

The Company may redeem all, but not less than all, of the outstanding Series B Preferred Stock at a redemption price equal to the greater of: The Conversion Amount being redeemed; or The value obtained by multiplying: the applicable Conversion Rate; by the highest Closing Sale Price of the Company's common stock during the period specified in the Certificate of Designation.

Dividends

The Series B Preferred Stock does not accrue or pay cash dividends. However, certain adjustments and Alternate Conversion provisions under the Certificate of Designation may result in deemed dividends that are recognized in accordance with applicable accounting guidance.

Liquidation Preference

Upon a liquidation event, holders of the Series B Preferred Stock are entitled to receive, prior to any distribution to holders of common stock and pari passu with any parity securities, an amount equal to the greater of: 125% of the Conversion Amount; or the amount the holder would have received had the Series B Preferred Stock been converted into common stock immediately prior to the liquidation event.

Series C Preferred Stock

On March 4, 2026, the Company and an institutional investor (the "Investor") entered into a Securities Purchase Agreement (the "SPA") pursuant to which the Company issued 100 shares of its Series C Convertible Preferred Stock, par value $0.0001 per share ("Series C Preferred Stock"), for aggregate gross proceeds of $100,000. On the same date, the Company filed a Certificate of Designation of Rights and Preferences of the Series C Preferred Stock (the "Certificate of Designation") with the Secretary of State of Nevada.

Pursuant to the terms of the Certificate of Designation, conversion of the Series C Preferred Stock into shares of the Company's common stock in excess of the limitations imposed by the rules and regulations of the Nasdaq Capital Market is conditional upon obtaining shareholder approval. Until such approval is obtained, conversion of the Series C Preferred Stock remains subject to the exchange cap provisions set forth in the Certificate of Designation.

In connection with the issuance of the Series C Preferred Stock, the Company incurred direct and incremental issuance costs of $10,000 consisting primarily of legal and professional fees, which reduced the carrying value of the Series C Preferred Stock.

Convertible preferred stock consisted of the following as of March 31, 2026:

Shares	Shares	Carrying	Original	Conversion	Common
Authorized	Issued and	Value	Issue Price	Price	Shares
	Outstanding				Upon
Conversion
100	100	$100,000	$0.0001	$1.176	85,034

Convertible Series C Preferred Stock is classified as permanent equity as a result of there being no redemption features solely within the control of the Company, accordingly this is recorded on the accompanying condensed consolidated balance sheet at its issuance date fair value.

The holders of the Series C Preferred Stock have the following rights and preferences:

Voting

Holders of shares of Series C Preferred Stock generally have no voting rights except as required by Nevada law and with respect to certain protective provisions contained in the Certificate of Designation. The consent of a majority of the outstanding Series C Preferred Stock is required before the Company may, among other things, amend its organizational documents in a manner that adversely affects the Series C Preferred Stock, increase or decrease the authorized number of Series C Preferred Stock, create or authorize any senior or pari passu securities, redeem junior securities, pay dividends on junior securities, issue additional Series C Preferred Stock or otherwise circumvent rights granted to holders of the Series C Preferred Stock.

Conversion Rights

Subject to the Maximum Percentage, holders of outstanding shares of Series C Preferred Stock are entitled to convert any portion of the outstanding and unpaid Conversion Amount thereof into shares of common stock at the Conversion Rate. For such purpose: (i) "Conversion Amount" means the stated value thereof (or $1,000 per share) and any other unpaid amounts owed to such holder under the Transaction Documents; (ii) "Conversion Rate" means the amount determined by dividing (x) such Conversion Amount by (y) the Conversion Price; (iii) "Conversion Price," as of any date of determination and subject to adjustment as provided therein, shall initially be $1.176 per share; and (iv) "Alternate Conversion Price" means the lowest of (a) the applicable Conversion Price in effect on the applicable Conversion Date and (b) the greater of (x) the Floor Price of $0.196 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (y) 90% of the lowest volume weighted average price ("VWAP") of the Company's common stock during the ten consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice.

In the event a holder elects to convert the Series C Preferred Stock at the Alternate Conversion Price, the Conversion Amount shall be multiplied by (i) 105% if in connection with a Change of Control or (ii) 125% otherwise.

A holder of Series C Preferred Stock does not have the right to convert any portion of its shares to the extent that, following such conversion, the holder together with its affiliates would beneficially own in excess of 9.99% of the Company's outstanding common stock (the "Maximum Percentage"). The Maximum Percentage may be decreased or increased, not to exceed 9.99%, upon prior notice to the Company as provided in the Certificate of Designation.

Subject to certain exceptions outlined in the Certificate of Designation, including equity issuances under the Company's equity incentive plans and certain strategic acquisitions, if the Company issues common stock or securities convertible into, exercisable for, or exchangeable into common stock at an effective price per share below the then applicable Conversion Price, the Conversion Price of the Series C Preferred Stock shall be reduced to the effective price per share of such issuance.

Redemption

Under the Certificate of Designation, the Company has the right to redeem all, but not less than all, of the then outstanding shares of Series C Preferred Stock at a price equal to the greater of (i) the Conversion Amount being redeemed and (ii) the product of (1) the Conversion Rate applicable to the Conversion Amount being redeemed multiplied by (2) the greatest Closing Sale Price of the Company's common stock on any trading day during the period beginning on the trading day immediately preceding the Company's redemption notice and ending on the trading day immediately prior to the date of redemption payment.

Upon the occurrence of certain bankruptcy-related triggering events specified in the Certificate of Designation, the Company is required to redeem the outstanding Series C Preferred Stock for cash at the redemption price specified in the Certificate of Designation.

Dividends

The Series C Preferred Stock bears no dividends.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock ranks junior to any Senior Preferred Stock, pari passu with any Parity Stock and senior to the Company's common stock and other Junior Stock with respect to the distribution of assets. Holders of the Series C Preferred Stock are entitled to receive distributions in accordance with the priorities established in the Certificate of Designation before any distribution is made to holders of Junior Stock.

Series X Preferred Stock Redemption

On January 8, 2026, pursuant to the Redemption Agreement entered into on November 12, 2025, the Company redeemed 200 shares of Series X Preferred Stock from Mr. La Rosa for aggregate consideration of $2,000,000. The Company paid $1,700,000 at closing and recorded a related-party payable of $300,000 which is included in accrued expenses on the condensed consolidated balance sheets as of March 31,2026 for the remaining non-contingent consideration.

The Redemption Agreement also provides for an additional contingent payment of up to $500,000 upon the satisfaction of specified SEC reporting and listing compliance requirements for four consecutive fiscal quarters. As of March 31, 2026, such conditions had not been satisfied and no liability related to the contingent consideration had been recorded. The redeemed shares were immediately cancelled and returned to the status of authorized but unissued preferred stock.

Common Stock Issuances

For the three months ended March 31, 2026

On February 17, 2026, the Company entered into a marketing agreement pursuant to which the Company agreed to issue 3,500 shares of the Company’s common stock for services rendered. The stock compensation expense for the three months ended March 31, 2026, related to this transaction amounted to $44,450.

For the three months ended  March 31, 2025

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

On February 20, 2025, the Company issued shares pursuant a consulting agreement entered into on January 1, 2025 in which the Company agreed to issue 215 shares of the Company’s common stock for services rendered. The stock compensation expense for the three months ended  March 31, 2025, related to this transaction amounted to $411,062.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

On February 20 and 24, 2025, the Company entered into marketing agreements pursuant to which the Company agreed to issue 38 and 25 shares of the Company’s common stock, respectively, for services rendered. The stock compensation expense for the three months ended  March 31, 2025, related to this transaction amounted to $122,570.

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

For the three months ended  March 31, 2025, the holder of our Senior Secured promissory notes converted 282 shares of the Company’s common stock as part of their First warrants and principal and interest conversions.

For the three months ended  March 31, 2025, the Company utilized their ATM and sold a total of 931 shares of the Company’s common stock for gross proceeds of $3,023,563 and net proceeds of $2,919,192.

For the three months ended  March 31, 2025, the Company issued 2 shares of the Company’s common stock pursuant to the Restricted Stock Unit (RSU) vesting with a value of $19,454.

Stock Option Awards

For the three-month periods ended  March 31, 2026 and 2025, the Company recorded stock-based compensation for employees and directors awards of $14,066 and $143,904, respectively. The Company did not realize any tax benefits associated with share-based compensation for the three-month periods ended  March 31, 2026 and 2025, as the Company recorded a valuation allowance on all deferred tax assets.

At  March 31, 2026, options outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	503	$12,264.19	8.0	$—
Expected to vest	41	4,429.74	8.7	—
Total	544	$11,673.68	8.0	$—

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Additional information with respect to stock option activity:

Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2025	544	$11,674
Granted	—	—
Expired or forfeited	—	—
Balance — March 31, 2026	544	$11,673.68

The weighted average fair value of stock options granted in the quarter ended  March 31, 2025 and the assumptions used in the Black-Scholes model are set forth in the table below.

March 31,
2025
Weighted average fair value	$4,154
Dividend yield	—
Expected volatility factor	68.5%
Risk-free interest rate	4.6%
Expected life (in years)	9.0

As of  March 31, 2026, unrecognized compensation expense related to stock option awards totaled $28,415. As of  December 31, 2025, unrecognized compensation expense related to stock option awards totaled $75,126.

Restricted Stock Units

Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2025	76	$3,102
Granted	—	—
Vested or forfeited	—	—
Balance — March 31, 2026	76	3,102.16

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

On February 1, 2025, a Restricted Stock Unit (“RSU”) (prior to subsequent reverse splits) covering 4,000 shares granted to the Company’s Chief Technology Officer (“CTO”) vested. The Company withheld 1,187 shares to cover payroll tax withholding and issued 2,813 shares to the executive. The Company also granted a new RSU to the CTO on February 1, 2025, with the right to vest on the first anniversary of the grant.

For the three-month periods ending  March 31, 2026 and 2025, the Company recorded $51,210 and $21,973, respectively, of share-based compensation expense related to the RSUs. The Company did not realize any tax benefits associated with share-based compensation for the three-month periods ended  March 31, 2026 and 2025, as the Company recorded a valuation allowance on all deferred tax assets.

Acquisition of Noncontrolling Interest

On February 11, 2026, the Company acquired the remaining 49% noncontrolling interest in La Rosa Realty Lakeland LLC for consideration of $350,000, consisting of $150,000 in cash and a $200,000 promissory note. Because the Company retained its controlling financial interest in La Rosa Realty Lakeland LLC both before and after the transaction, the acquisition was accounted for as an equity transaction in accordance with ASC 810-10-45-23, Consolidation, Changes in a Parent's Ownership Interest While Retaining Control. The carrying value of the noncontrolling interest acquired exceeded the consideration transferred by approximately $592,902, which was recorded as an increase to additional paid-in capital. The transaction had no impact on consolidated net loss or earnings per share.

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

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been antidilutive:

	As of
	March 31,
	2026	2025
Warrants	14	347
Options	544	529
Restricted stock units	76	89
Preferred stock series B	3,414,091	—
Preferred stock series C	85,034	—
Total	3,499,759	965

Note 11  — Segments

The Company’s business is organized into six material reportable segments which aggregate 100% of revenue:

1)	Real Estate Brokerage Services (Residential)

2)	Franchising Services

3)	Coaching Services

4)	Property Management

5)	Real Estate Brokerage Services (Commercial)

6)	Title Settlement and Insurance

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents the information for the Company’s reportable segments for the three months ended  March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
Revenue by segment
Real Estate Brokerage Services (Residential)	$13,045,185	$14,270,278
Franchising Services	35,123	38,778
Coaching Services	21,958	94,534
Property Management	100,669	97,913
Real Estate Brokerage Services (Commercial)	273,516	57,066
Title Settlement and Insurance	99,155	77,205
	$13,575,606	$14,635,774
Cost of goods sold by segment
Real Estate Brokerage Services (Residential)	$11,359,747	$12,895,885
Franchising Services	258	111,791
Coaching Services	7,200	55,880
Property Management	—	520
Real Estate Brokerage Services (Commercial)	214,974	34,030
Title Settlement and Insurance	—	—
	$11,582,179	$13,098,106
Gross profit (loss) by segment
Real Estate Brokerage Services (Residential)	$1,685,438	$1,374,393
Franchising Services	34,865	(73,013)
Coaching Services	14,758	38,654
Property Management	100,669	97,393
Real Estate Brokerage Services (Commercial)	58,542	23,036
Title Settlement and Insurance	99,155	77,205
	$1,993,427	$1,537,668
G&A by segment
Real Estate Brokerage Services (Residential)	$3,752,877	$3,511,164
Franchising Services	375	79,658
Coaching Services	24,877	39,558
Property Management	48,317	14,039
Real Estate Brokerage Services (Commercial)	58,842	24,742
Title Settlement and Insurance	86,366	58,364
	$3,971,654	$3,727,525

In addition to the expenses from these segments, corporate expenses were $11,487,149 and $93,509,028, which resulted in the net loss of $13,465,376 and $95,698,885 for the three months ended  March 31, 2026 and 2025, respectively.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three months ended  March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
Performance obligations satisfied at a point in time	$12,806,453	$14,021,552
Performance obligations satisfied over time	769,153	614,222
Revenue	$13,575,606	$14,635,774

Note 12  — Subsequent Events

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

April 2026 Reverse Stock Split

Following the Stockholders Approval described below, the Company effected a 1-for-10 reverse stock split of the Common Stock, issued and outstanding, effective as of 12:01 a.m. (New York time) on April 20, 2026 ( “April 2026 Reverse Stock Split”). As a result of the April 2026 Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock. Unless noted otherwise, all share and the price per share information for all periods presented in this report have been retroactively adjusted for April 2026 Reverse Stock Split.

Nasdaq Notices Regarding Filing Deficiencies

On April 16, 2026, the Company received a notice (the “10-K Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Annual Report on Form 10-K (“Comprehensive Form 10-K”) for the fiscal year ended December 31, 2025 (the “Initial Delinquent Filing”) with the SEC. The Staff informed the Company that, under Nasdaq rules, the Company has 60 calendar days, or until June 15, 2026, to submit a plan to regain compliance, and if the Staff accepts such plan, they can grant an exception of up to 180 calendar days from the Initial Delinquent Filing’s due date (or until October 12, 2026) to regain compliance.

On May 21, 2026, the Company also received a notice (the “10-Q Notice,” and together with the 10-K Notice, the “Notices”) from the Staff indicating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2026, and noting that the Company also remains delinquent in filing its Initial Delinquent Filing. The 10-Q Notice further states that, in accordance with Nasdaq rules and as previously communicated in the 10-K Notice, the Company has until June 15, 2026, to submit a plan to regain compliance, and if the Staff accepts such plan, any exception granted will be limited to a maximum of 180 calendar days from the due date of the Initial Delinquent Filing, or until October 12, 2026, to regain compliance.

The Notices have no immediate effect on the listing or trading of the Common Stock, which will continue to trade on The Nasdaq Capital Market under the symbol “LRHC.”

On June 4, 2026, the Company filed Comprehensive Form 10-K with the SEC. On June 10, 2026, the Company received a letter from the Staff indicating that based on the June 4, 2026 filing of the Form 10-K, the Staff has determined that the Company complies with Nasdaq Listing Rule 5250(c)(1) with regard to the Form 10-K filing. However, since it has not received the Company’s Form 10-Q, the Company remains noncompliant Nasdaq Listing Rule 5250(c)(1). On June 11, 2026, the Company submitted to Nasdaq a plan of compliance (the “Plan”) addressing how the Company intends to regain compliance with Nasdaq’s listing rules with respect to the delinquent reports, and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the Form 10-K, or October 12, 2026, to regain compliance.

Series D Preferred Stock Financing

On May 27, 2026, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company issued the Investor 250 shares of the Company’s Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), for a purchase price of $1,000 per share. On the same date, the Company filed respective Certificate of Designation of Rights and Preferences of the Series D Preferred Stock with the Secretary of State of the State of Nevada. The rights, preferences and limitations of the Series D Preferred Stock are set forth in the Certificate of Designation, including conversion rights into shares of the Company’s common stock, subject to certain limitations and adjustment provisions. Pursuant to the agreement, the remaining 250 shares of Series D Preferred Stock were issuable by the Company to the Investor at its sole option upon the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. On June 4, 2026, the Company filed its Annual Report on Form 10-K with the SEC. On June 10, 2026, in accordance with the terms of the securities purchase agreement, the Company issued the Investor remaining 250 Series D Preferred Stock for aggregate gross proceeds of $250,000.

Nasdaq Notice Regarding Stockholders’ Equity

On June 10, 2026, the Company received a letter from the Staff indicating that, because the Company’s stockholders’ equity as reported in its Form 10-K for the fiscal year ended December 31, 2025, was $(1,848,252), the Company is no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. The letter from Nasdaq has no immediate effect on the listing of the Company’s common stock and its common stock continues to be listed on The Nasdaq Capital Market under the symbol “LRHC”. On July 27, 2026, the Company submitted to Nasdaq a plan of compliance addressing how the Company intends to regain compliance with Nasdaq’s listing rules with respect to the Nasdaq Listing Rule 5550(b)(1). If the plan is accepted, the Company can be granted up to 180 calendar days from the date of the letter (or until December 7, 2026) to evidence compliance.

Series E Preferred Stock Financing

On July 10, 2026, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company issued the Investor 250 shares of the Company’s Series E Convertible Preferred Stock, par value $0.0001 per share (“Series E Preferred Stock”), for a purchase price of $1,000 per share. On July 9, 2026, the Company filed a Certificate of Designation of Rights and Preferences of the Series E Preferred Stock with the Secretary of State of the State of Nevada. The rights, preferences and limitations of the Series E Preferred Stock are set forth in the Certificate of Designation, including conversion rights into shares of the Company’s common stock, subject to certain limitations and adjustment provisions.

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

●

other factors, including the risks contained in the section entitled “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC” or “Commission”) on June 4, 2026, relating to our industry, our operations, and results of operations.

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

In addition to providing person-to-person residential and commercial real estate brokerage services to the public, we cross-sell ancillary technology-based products and services primarily to our sales agents and the sales agents associated with our franchisees. Our business is organized based on the services we provide internally to our agents and to the public, which are residential and commercial real estate brokerage, franchising, real estate brokerage education and coaching, property management, and title services. Our real estate brokerage business operates primarily under the trade name La Rosa Realty. We operate 24 corporate-owned brokerage offices across Florida, California, Texas, Georgia and Puerto Rico and have begun our expansion into Europe, beginning with Spain. The Company also has five franchised offices and branches and three affiliated brokerage locations in the United States and Puerto Rico that pay us fees.  We also have LR Realty Spain, which is a full-service brokerage office located primarily in Malaga, Spain. Additionally, the Company operates a full-service escrow settlement and title company in Florida.

Our real estate brokerage offices, both corporate and franchised, are staffed with 2,979 licensed real estate brokers and sales associates as of March 31, 2026.

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

Since completing our initial public offering in October 2023, we have expanded our corporate brokerage operations through a combination of acquisitions, strategic investments, and geographic expansion. These initiatives have increased our operational footprint, expanded our agent network, and enhanced our ability to provide complementary real estate-related services throughout the markets we serve.

As of the first quarter of 2026, our business includes residential and commercial real estate brokerage services, franchising, title settlement and insurance services, property management, real estate education and coaching, and technology-driven support services. We continue to focus on developing additional revenue streams that complement our core brokerage business while increasing value for our agents and clients.

During 2025, we expanded our service offerings through the launch of LR Agent Advance LLC, a wholly owned subsidiary that provides commission advancement services exclusively to La Rosa agents. We believe this program improves agent financial flexibility, supports agent retention, and creates an additional revenue opportunity for the Company.

Management remains focused on integrating acquired operations, enhancing operating efficiencies, increasing agent productivity, and expanding our market presence. We continue to evaluate opportunities to grow through organic recruiting initiatives, strategic acquisitions, and the development of complementary service offerings that strengthen our overall ecosystem. While we regularly review potential acquisition opportunities, there can be no assurance that discussions with prospective acquisition targets will result in completed transactions or that any future transactions will be completed on favorable terms.

Recent Developments

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

Nasdaq Notices Regarding Filing Deficiencies

On April 16, 2026, the Company received a notice (the “10-K Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Annual Report on Form 10-K (“Comprehensive Form 10-K”) for the fiscal year ended December 31, 2025 (the “Initial Delinquent Filing”) with the SEC. The Staff informed the Company that, under Nasdaq rules, the Company has 60 calendar days, or until June 15, 2026, to submit a plan to regain compliance, and if the Staff accepts such plan, they can grant an exception of up to 180 calendar days from the Initial Delinquent Filing’s due date (or until October 12, 2026) to regain compliance.

On May 21, 2026, the Company also received a notice (the “10-Q Notice,” and together with the 10-K Notice, the “Notices”) from the Staff indicating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2026, and noting that the Company also remains delinquent in filing its Initial Delinquent Filing. The 10-Q Notice further states that, in accordance with Nasdaq rules and as previously communicated in the 10-K Notice, the Company has until June 15, 2026, to submit a plan to regain compliance, and if the Staff accepts such plan, any exception granted will be limited to a maximum of 180 calendar days from the due date of the Initial Delinquent Filing, or until October 12, 2026, to regain compliance.

The Notices have no immediate effect on the listing or trading of the Common Stock, which will continue to trade on The Nasdaq Capital Market under the symbol “LRHC.”

On June 4, 2026, the Company filed Comprehensive Form 10-K with the SEC. On June 10, 2026, the Company received a letter from the Staff indicating that based on the June 4, 2026 filing of the Form 10-K, the Staff has determined that the Company complies with Nasdaq Listing Rule 5250(c)(1) with regard to the Form 10-K filing. However, since it has not received the Company’s Form 10-Q, the Company remains noncompliant Nasdaq Listing Rule 5250(c)(1). On June 11, 2026, the Company submitted to Nasdaq a plan of compliance (the “Plan”) addressing how the Company intends to regain compliance with Nasdaq’s listing rules with respect to the delinquent reports, and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the Form 10-K, or October 12, 2026, to regain compliance.

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

Series D Preferred Stock Financing

On May 27, 2026, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company issued the Investor 250 shares of the Company’s Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), for a purchase price of $1,000 per share. On the same date, the Company filed respective Certificate of Designation of Rights and Preferences of the Series D Preferred Stock with the Secretary of State of the State of Nevada. The rights, preferences and limitations of the Series D Preferred Stock are set forth in the Certificate of Designation, including conversion rights into shares of the Company’s common stock, subject to certain limitations and adjustment provisions. Pursuant to the agreement, the remaining 250 shares of Series D Preferred Stock were issuable by the Company to the Investor at its sole option upon the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. On June 4, 2026, the Company filed its Annual Report on Form 10-K with the SEC. On June 10, 2026, in accordance with the terms of the securities purchase agreement, the Company issued the Investor remaining 250 Series D Preferred Stock for aggregate gross proceeds of $250,000.

Nasdaq Notice Regarding Stockholders’ Equity

On June 10, 2026, the Company received a letter from the Staff indicating that, because the Company’s stockholders’ equity as reported in its Form 10-K for the fiscal year ended December 31, 2025, was $(1,848,252), the Company is no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. The letter from Nasdaq has no immediate effect on the listing of the Company’s common stock and its common stock continues to be listed on The Nasdaq Capital Market under the symbol “LRHC”. On July 27, 2026, the Company submitted to Nasdaq a plan of compliance addressing how the Company intends to regain compliance with Nasdaq’s listing rules with respect to the Nasdaq Listing Rule 5550(b)(1). If the plan is accepted, the Company can be granted up to 180 calendar days from the date of the letter (or until December 7, 2026) to evidence compliance.

Series E Preferred Stock Financing

On July 10, 2026, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company issued the Investor 250 shares of the Company’s Series E Convertible Preferred Stock, par value $0.0001 per share (“Series E Preferred Stock”), for a purchase price of $1,000 per share. On July 9, 2026, the Company filed respective Certificate of Designation of Rights and Preferences of the Series E Preferred Stock with the Secretary of State of the State of Nevada.

Description of Our Revenues

Our financial results are primarily driven by the total number of sales agents in our Company, the number of sales agents closing residential real estate transactions, the number of sales agents utilizing our coaching services, the number of agents who work with our franchisees, and the number of properties under management. We increased our agent count by 7.6%, from 2,769 at March 31, 2025 to 2,979  at March 31, 2026.

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

The majority of our revenue is derived from fees and dues based on the number of agents working under the La Rosa Realty brand. Due to the low fixed cost structure of both our Company and franchise models, the addition of new sales agents generally requires little incremental investment in capital or infrastructure. Accordingly, the number of commission producing sales agents in our Company and our franchisees is the most important factor affecting our results of operations and the addition of new agents can favorably impact our revenue and our earnings before interest, taxes, depreciation and amortization (“EBITDA”). Historically, the number of agents in the residential real estate industry has been highly correlated with overall home sale transaction activity. We believe that the number of agents and those that produce commissions in our network is the primary statistic that drives our revenue. Another major factor is the cyclicality of the real estate industry that has peaks and valleys depending on macroeconomic conditions that we cannot control. And finally, our revenues fluctuate based on the changes in the aggregate fee revenue per sales agent as a significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents, including annual dues, continuing franchise fees, and certain transaction or service-based fees. Our revenue per agent also increases in other ways including when transaction sides and transaction sizes increase since a portion of our revenue comes from fees tied to the number and size of real estate transactions closed by our agents. While the Company was not named as a defendant in any of the recent class action lawsuits alleging antitrust violations, it is possible that it could be a litigant at some point in the future. Several of these lawsuits have been settled(see our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on June 4, 2026) “Risk Factors – Adverse outcomes in litigation and regulatory actions against the NAR, other real estate brokerage companies and agents in our industry could adversely impact our financial results). These settlements will result in changes in the way real estate brokers are compensated for their services. Most notably, home sellers will no longer be required to pay buyer agent commissions which will result in lower buyer agent compensation. We cannot predict the full breadth of the outcome of these lawsuits but believe that they will result in a significant adverse effect on our financial condition and results of operations for the foreseeable future.

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

Inflation and Market Interest Rates

The benchmark 30-year fixed conforming mortgage rate rose to a peak of about 8% during the second half of 2023, according to Freddie Mac data. That interest rate then retreated to between 6.08% and 7.22% during 2024 and between 6.15% to 7.04% during 2025. Consequently, housing demand remained soft, prices are rising, consumer sentiment has weakened, and home sales are declining. The U.S. Federal Reserve continues to take action intended to address inflation. The Federal Reserve Board maintained the federal funds rate at 533 basis points from August of 2023 through mid-September 2024, when it was reduced to 483 basis points. In May 2026, the federal funds rate was 363 basis points. The fluctuations impact interest rates, which significantly contribute to mortgage rate adjustments. In May 2026, the existing home sales market rose 3.2% compared to both April 2026 and May 2025, reaching a seasonally adjusted annual rate (SAAR) of 4.17 million units, according to the NAR. This increase had a positive impact on consumer demand for our services, as consumers weighed the financial implications of selling or purchasing a home. Continuing improved housing market conditions would positively affect our operating performance and results of operations.

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

The recently adopted SEC cybersecurity disclosure rules for public companies require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. We have included respective disclosures in our Annual Report on Form 10-K for fiscal year ended December 31, 2025 filed with the Commission on June 4 , 2026.

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

Critical Accounting Estimates

A critical accounting estimate is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to the Company’s critical accounting estimates as compared to the estimates described in the Annual Report on Form 10-K for the year ended December 31, 2025 which we believe are the most critical to our business and understanding of our results of operations and affect the more significant judgments and estimates that we use in preparation of our condensed consolidated financial statements.

Results of Operations

Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
Real Estate Brokerage Services (Residential)	$13,045,185	$14,270,278	$(1,225,093)	-9%
Franchising Services	35,123	38,778	(3,655)	-9%
Coaching Services	21,958	94,534	(72,576)	-77%
Property Management	100,669	97,913	2,756	3%
Real Estate Brokerage Services (Commercial)	273,516	57,066	216,450	379%
Title Settlement and Insurance	99,155	77,205	21,950	28%
Total Revenue	$13,575,606	$14,635,774	$(1,060,168)	-7%

Real Estate Brokerage Services (Residential)

Residential real estate services sales revenue decreased by approximately $1.2 million, or 9%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was driven primarily by the sale of its interest in LR Kissimmee.

Franchising Services

Franchising services revenue decreased by approximately $4 thousand, or 9%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease is attributable to reduction in franchising activities.

Coaching Services

Coaching services revenue decreased by approximately $73 thousand, or 77%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a strategic shift from Coaching services to aid in onboarding of new Agents.

Property Management

Property management revenue increased by approximately $3 thousand, or 3%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, overall this is consistent with the prior year revenues.

Real Estate Brokerage Services (Commercial)

Real estate brokerage services (commercial) revenue increased by approximately $216 thousand, or 379%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, as a result of new leadership in the department and the condensing lead time it generally takes to generate a commercial real estate transaction.

Title Settlement and Insurance

Title settlement and insurance revenue increased by approximately $22 thousand, or 28%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to company advertising of this service to its agents.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	$	%
Real Estate Brokerage Services (Residential)	$1,685,438	$1,374,393	$311,045	23%
Gross Margin	12.9%	9.6%
Franchising Services	$34,865	$(73,013)	$107,878	-148%
Gross Margin	99.3%	-188.3%
Coaching Services	$14,758	$38,654	$(23,896)	-62%
Gross Margin	67.2%	40.9%
Property Management	$100,669	$97,393	$3,276	3%
Gross Margin	100.0%	99.5%
Real Estate Brokerage Services (Commercial)	$58,542	$23,036	$35,506	154%
Gross Margin	21.4%	40.4%
Title Settlement and Insurance	$99,155	$77,205	$21,950	28%
Gross Margin	100.0%	0.0%
Total Gross Profit	$1,993,427	$1,537,668	$455,759	30%
Total Gross Margin	14.7%	10.5%

NM: Not Meaningful

Real Estate Brokerage Services (Residential)

Gross margin related to residential real estate brokerage services increased by approximately $0.3 million, or 23%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was driven by fee increases enacted on January 1, 2026, which improved gross margins.

Franchising Services

Gross margin for franchising services decreased by approximately $108 thousand, or 148%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, related to reduction of the number of franchises due to previous acquisitions and performance of the franchisees.

Coaching Services

Gross margin related to coaching services decreased by approximately $24 thousand, or 62%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease is related to a strategic shift from requiring agents to utilize coaching services from the coaching program.

Property Management

Gross margin related to property management services increased by approximately $3.3 thousand, or 3%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in property management costs was primarily related to cost reduction strategies.

Title Settlement and Insurance

Gross margin related to title and settlement services increased by approximately $22 thousand, or 28%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. We have initiated new management which is focusing on the growth of this segment.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
Sales and Marketing	$409,277	$563,149	$(153,872)	-27%
Payroll and benefits	1,255,508	1,530,792	(275,284)	-18%
Rent and other	440,553	381,690	58,863	15%
Professional fees	1,569,501	1,003,345	566,156	56%
Office	75,770	78,446	(2,676)	-3%
Technology	163,802	117,444	46,358	39%
Insurance, training and other	179,818	167,829	11,989	7%
Public company costs	181,823	217,933	(36,110)	-17%
Amortization and depreciation	104,879	230,046	(125,167)	-54%
Total SG&A Expenses	$4,380,931	$4,290,674	$90,257	2%

NM: Not Meaningful

Selling, general and administrative costs increased by approximately $90 thousand , or 2%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Of this increase $570 thousand is related to cost incurred for the financing agreements for the quarter and $58 thousand increase in rent, partially offset by $275 thousand reduction in payroll costs, $123 thousand reduction in amortization and depreciation and $154 thousand reduction in sales and marketing expenses.

Stock-based compensation

We incurred stock-based compensation of approximately $110 thousand in the three months ended March 31, 2026, primarily due to vesting of options and restricted stock units and a marketing agreement entered into during the quarter.

Other Income (Expense), Net

Other expense, net for the three months ended March 31, 2026, decreased approximately $85 million compared to other expense, net, for the three months ended March 31, 2025. The decrease in expense in 2026 was primarily due to reduction in loss of on issuance of senior secured convertible notes and change on fair value of convertible notes and warrants.

Liquidity and Capital Resources

On March 31, 2026, the Company had a cash balance of $1.7 million and working capital of $4.1 million.

On November 12, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell, and the Investors agreed to purchase, in multiple closings, a new series of senior secured convertible notes of the Company in an aggregate original principal amount of up to $250,000,000 (the “Notes”), subject to the satisfaction or waiver of certain closing conditions. The Company issued an initial Note in an aggregate principal amount of $11,000,000 at the initial closing on January 8, 2026 (the “Initial Closing”) after the satisfaction or waiver of certain closing conditions.

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

In addition, the Company has financing arrangements through its equity line of credit which allows the Company to sell shares of which 40% of the proceeds are available to the Company.  The Company also, has secured financings through preferred share issuances which in general are funded for $1,000 per share and are subject to certain conversion rights into common stock.

The Company is subject to the risks and challenges associated with companies at a similar stage of development. These include dependence on key individuals, successful development and marketing of its offerings, and competition with larger companies with greater financial, technical, and marketing resources. Furthermore, during the period required to achieve substantially higher revenue in order to become profitable, the Company will require additional funds that might not be readily available or might not be on terms that are acceptable to the Company. Until such time that the Company fully implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to cost related to financing and the corporate overhead costs of being a public company. As such, the Company anticipates that its existing working capital, including cash on hand, and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the consolidated financial statements. The Company will be required to raise additional capital to fund ongoing operations.

The Company has incurred recurring net losses, and the Company’s operations have not provided net positive cash flows. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company plans on continuing to expand via organic growth, which will help achieve future profitability, and the Company will continue to raise capital from outside investors, as it has done in the past, to fund operating losses. There can be no assurance the Company can successfully raise the capital needed.

Summary of Cash Flows

	Three Months Ended March 31,
	2026	2025
Net Cash Used in Operating Activities	$(1,759,116)	$(3,493,029)
Net Cash Provided by Investing Activities	$(8,553,483)	$—
Net Cash Provided by Financing Activities	$11,490,531	$4,831,768

Cash Flows from Operating Activities

During the three months ended March 31, 2026, operating activities consumed $1.7 million of our cash on hand, which was primarily attributable to loss from continuing operations of $2.1 million, excluding stock-based compensation, loss on issuance of senior secured convertible notes, fair market value adjustments, and amortization and depreciation. Changes in operating assets and liabilities provided $325 thousand, mostly due to increases in accounts receivable, notes receivable offset by increases in accounts payable and changes in security deposit and escrow payables.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2026 there was $8.1 million used to purchase digital assets and $411 thousand of cash sold in connection with the disposal of LR Kissimmee.

During the three months ended March 31, 2025 there were no activities that consumed cash for the quarter.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, we received net cash provided by financing activities of $11.5 million, which included net proceeds from notes payable of $9.9 million and proceeds from issuance of common stock of $3.5 million, offset by $1.7 million in redemption of our Series X preferred stock.

During the three months ended March 31, 2025, we received net cash provided by financing activities of $4.8 million, which included net proceeds from our sale of our common stock pursuant to the “at-the-market” (ATM) financing of $2.9 million and from our debt issuance in February 2025 of $2.9 million, offset by $1.8 million in payments to notes payable, post-acquisition consideration, and advances on future receipts.

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

As of March 31, 2026, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to the material weaknesses in internal control over financial reporting described below.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for 2025 fiscal year, material weaknesses were identified in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. Such material weaknesses are primarily related to deficiencies in its overall control environment, including limited accounting resources, inadequate segregation of duties, and the absence of formalized policies and procedures. In addition, the Company did not maintain effective controls over (i) significant accounting estimates and judgments, including the goodwill impairment assessment and the income tax provision prepared by external consultants, (ii) revenue recognition, including the determination of gross versus net presentation under ASC 606, which resulted in errors in previously issued financial statements and the restatement of the Company’s consolidated financial statements, (iii) the preparation, review, and approval of its periodic SEC filings to ensure the completeness, accuracy, and consistency of financial disclosures, and (iv) controls and processes related to cybersecurity risk management. We have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. To the extent reasonably possible given our limited resources, we intend to take measures to cure the weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures. As such, we consider these material weaknesses to not be remediated as of March 31, 2026.

Remediation Plan

The Company is in the process of designing and implementing remediation measures, including enhanced review procedures, hiring additional personnel with technical accounting expertise and SEC reporting expertise, formalizing documentation standards, and strengthening oversight of third-party services providers and specialists.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 1, 2026, Stacy-Ann Blair and Delroxry Blair filed a civil lawsuit against La Rosa Realty CW Properties, et. al. in the Circuit Court of Orange County, Florida, stating that La Rosa CW Properties failed to disclose a family relationship with one or more of its sellers, creating a material conflict of interest. The plaintiffs claim breach of contract, unjust enrichment, fraudulent and negligent misrepresentation, and civil theft and seeking damages of approximately $9,600. The Company filed a motion to dismiss, which was further amended. A case management conference was held in July of 2026 at which time the case was dismissed.

ITEM 1A. RISK FACTORS.

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

On July 13, 2026, the closing price of our Common Stock was $1.01. Pursuant to Nasdaq Rule 5810(c)(3)(A)(iii), if the closing price of our Common Stock is $0.10 or less for 10 consecutive trading days, we will be issued a Staff Delisting Determination by Nasdaq. If we receive a Staff Delisting Determination Letter resulting from our Common Stock trading at or below $0.10 for 10 consecutive trading days, we will have 7 calendar days to request a hearing before a Nasdaq hearings panel to review the Staff Delisting Determination, which will determine the delisting of our Common Stock by Nasdaq. A hearing would then take place within 45 days of the hearing request to determine whether or not our Common Stock would be delisted. If, in the future, we receive a Staff Delisting Determination there can be no assurance that we would be successful in preventing a determination by the Nasdaq hearing panel that our stock will be delisted.

On April 16, 2026, the Company received a notice (the “10-K Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Annual Report on Form 10-K (“Comprehensive Form 10-K”) for the fiscal year ended December 31, 2025 (the “Initial Delinquent Filing”) with the SEC. The Staff informed the Company that, under Nasdaq rules, the Company has 60 calendar days, or until June 15, 2026 to submit a plan to regain compliance, and if the Staff accepts such plan, they can grant an exception of up to 180 calendar days from the Initial Delinquent Filing’s due date (or until October 12, 2026) to regain compliance. On May 21, 2026, the Company also received a notice (the “10-Q Notice,” and together with the 10-K Notice, the “Notices”) from the Staff indicating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2026, and noting that the Company also remains delinquent in filing its Initial Delinquent Filing. The 10-Q Notice further states that, in accordance with Nasdaq rules and as previously communicated in the 10-K Notice, the Company has until June 15, 2026 to submit a plan (the “Filing Plan”) to regain compliance, and if the Staff accepts such plan, any exception granted will be limited to a maximum of 180 calendar days from the due date of the Initial Delinquent Filing, or until October 12, 2026, to regain compliance.

On June 4, 2026, the Company filed Comprehensive Form 10-K with the SEC. On June 10, 2026, the Company received a letter from the Staff indicating that based on the June 4, 2026 filing of the Form 10-K, the Staff has determined that the Company complies with Nasdaq Listing Rule 5250(c)(1) with regard to the Form 10-K filing. However, since it has not received the Company’s Form 10-Q, the Company remains noncompliant Nasdaq Listing Rule 5250(c)(1). On June 11, 2026, the Company submitted to Nasdaq the Filing Plan addressing how the Company intends to regain compliance with Nasdaq’s listing rules with respect to the delinquent reports, and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the Form 10-K, or October 12, 2026, to regain compliance.

On June 10, 2026, the Company received a letter from the Staff indicating that, because the Company’s stockholders’ equity as reported in its Form 10-K for the fiscal year ended December 31, 2025 was $(1,848,252), the Company is no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. Nasdaq’s letter provides the Company with 45 calendar days, or until July 27, 2026, to submit a plan to regain compliance (“SE Plan,” and together with the Filing Plan, the “Plans”). The Company is currently evaluating its available options to resolve the deficiency and regain compliance with the Nasdaq minimum stockholders’ equity requirement.

There can be no assurance that the Company will be able to regain or maintain compliance with all applicable continued listing requirements or that its Plans will be accepted by the Nasdaq.

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

In July 2026, the SEC approved Nasdaq's rule requiring companies listed on the Nasdaq Global Market and Nasdaq Capital Market to maintain a minimum market value of listed securities (“MVLS”) of at least $5 million. Under this rule, if a company's MVLS remains below $5 million for 30 consecutive business days, Nasdaq may immediately suspend trading in and commence delisting of the company's securities. Unlike some other Nasdaq listing deficiencies, this rule does not provide an opportunity to regain compliance prior to suspension, and a hearing request does not stay the suspension of trading. As of the date of this report, our MVLS is below $5 million. In addition, the market value of our Common Stock may fluctuate significantly due to factors beyond our control, including market conditions, investor sentiment toward small-cap companies, our operating performance, and general economic conditions. If our MVLS remains below the required threshold for the applicable period, our Common Stock could be immediately suspended from trading and delisted from Nasdaq. Such a suspension or delisting could materially reduce the liquidity and market price of our Common Stock, impair our ability to raise capital, reduce analyst coverage, and adversely affect our business and the value of an investment in our securities.

Except as disclosed above in this Section “Item 1A. Risk Factors,” there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on June 4, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC, in the first quarter of 2026 the Company issued the following securities which were not registered under the Securities Act.

In February 2026, the Company issued 3,500 shares of common stock to a consultant in consideration for marketing services provided to the Company.

Unless otherwise noted, the securities described above were issued pursuant to exceptions from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act, in light of the fact that none of the issuances involved a public offering of securities and no solicitation or advertisements for such securities were made by any party.

(b) Not applicable.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2026, no director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

3.11

Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company (Reverse Stock Split Amendment) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2026)

3.12

Certificate of Designation of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of March 5, 2026)

3.13

Certificate of Amendment to Articles of Incorporation for 10 for 1 reverse stock split (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 20, 2026)

3.14

Certificate of Designation of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed with the SEC as of May 29, 2026)

3.15

Certificate of Correction of the Certificate of Designation of Series D Preferred Stock, filed on May 27, 2026. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K/A filed with the SEC as of May 29, 2026)

3.16	Certificate of Designation of Series E Convertible Preferred Stock of the Company

3.17	Bylaws of La Rosa Holdings Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-264372) filed with the SEC as of June 14, 2022).

4.1	Initial Note, issued on January 8, 2026. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC as of January 9, 2026)

10.1#

Amendment dated February 19, 2026, to the Amended and Restated Employment Agreement dated November 12, 2026, by and between La Rosa Holding Corp. and Joseph La Rosa (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2026)

10.2#

Amendment dated February 19, 2026, to the Employment Agreement dated January 31, 2024, by and between La Rosa Holding Corp. and Deana La Rosa (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2026)

10.3#

Director Agreement by and between Jaime Cosculluela and La Rosa Holdings Corp., dated February 10, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2026)

10.4	Form of Real Estate Commercial Contract as of February 4, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2026)

10.5

Form of Lease Extension Agreement dated February 8, 2026 by and between G&L Mast LLC and La Rosa Realty for office space located at: 3407 Magic Oak Lane, Sarasota, Florida  (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K filed with the SEC on June 4, 2026)

10.6	Intellectual Property Security Agreement, dated as of January 8, 2026. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2026)

10.7

Membership Interest Purchase Agreement, among the Company, Horeb Kissimmee Realty LLC and the selling member, dated February 4, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2026)

10.8

Trademark and Brand Licensing Agreement, between the Company and Horeb Kissimmee Realty LLC, dated February 4, 2026 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2026)

10.9

Membership Interest Purchase Agreement by and among La Rosa Holdings Corp., the Seller, and La Rosa Realty Lakeland LLC, dated February 11, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2026)

10.10

Settlement Agreement by and among La Rosa Holdings Corp., Joseph La Rosa and the Seller, dated February 18, 2026 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2026)

10.11

Pledge Agreement by and between La Rosa Holdings Corp. and the Seller, dated as of February 11, 2026 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2026)

10.12

Form of the Securities Purchase Agreement, between the Company and investor, dated as of March 4, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2026)

10.13	Amendment, dated as of January 9, 2026 to Securities Purchase Agreement, dated as of November 12, 2025

10.14

Form of Amendment, dated March 24, 2026, to the Securities Purchase Agreement, dated November 12 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2026)

10.15

Form of Token Right Amendment, dated March 24, 2026, to the Token Right, dated November 12, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2026)

10.16

Form of Settlement Agreement by and among La Rosa Holdings Corp., La Rosa Realty Orlando LLC, Reinaldo Zapata and Viviana Figueroa, dated as of April 3, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026)

10.17

Form of Assignment of Membership Interest of Mr. Zapata, dated as of April 3, 2026 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026)

10.18

Form of Assignment of Membership Interest of Ms. Figueroa, dated as of April 3, 2026 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026)

10.19

Form of the Securities Purchase Agreement, between the Company and Investor, dated as of May 27, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of May 27, 2026)

10.20

Form of the Securities Purchase Agreement, between the Company and investor, dated as of July 10, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of July 10, 2026).

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

LA ROSA HOLDINGS CORP.

Date: July 31, 2026	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Founder, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: July 31, 2026	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Interim Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)