Form 10-Q
period 2026-06-30
La Rosa Holdings Corp.
filed 2026-08-21
CIK 1879403

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 20, 2026, the registrant had 3,317,834 shares of common stock, par value $0.0001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,282,397	$3,086,770
Restricted cash	2,335,717	1,758,531
Digital assets, restricted	10,311,342	—
Accounts receivable, net of allowance for credit losses of $669,883 and $179,643, respectively	1,136,063	1,252,452
Notes receivable	322,267	—
Other current assets	—	15,601
Total current assets	16,387,786	6,113,354

Noncurrent assets:
Restricted cash, net of current	57,275	58,972
Property and equipment, net	3,276	6,094
Right-of-use asset, net	1,032,940	963,991
Intangible assets, net	2,969,975	4,425,042
Goodwill	528,545	1,831,197
Other long-term assets	40,120	44,867
Total noncurrent assets	4,632,131	7,330,163
Total assets	$21,019,917	$13,443,517
Liabilities, Series X Preferred Stock Subject to Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,996,924	$2,895,861
Accrued expenses	320,790	83,876
Contract liabilities	227,951	171,100
Security deposits and escrow payable	2,331,953	1,758,531
Line of credit	147,477	—
Accrued acquisition cash consideration	—	30,000
Notes payable, current	5,613,470	148,757
Lease liability, current	496,072	486,481
Total current liabilities	12,134,637	5,574,606

Noncurrent liabilities:
Note payable, net of current	16,026,760	7,143,803
Security deposits and escrow payable	57,275	58,972
Lease liability, noncurrent	578,533	514,388
Total noncurrent liabilities	16,662,568	7,717,163
Total liabilities	28,797,205	13,291,769

Commitments and contingencies (Note 6)

Series X Preferred Stock Subject to Redemption:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 1,800 and 2,000 Series X shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	2,000,000
Stockholders’ Deficit:
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 216 and 6,000 Series B Convertible Preferred Stock issued and outstanding at June 30, 2026 and December 31, 2025	1	1
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 100 and 0 Series C Convertible Preferred Stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock - $0.0001 par value; 50,000,000 shares authorized; 500 and 0 Series D Convertible Preferred Stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock - $0.0001 par value; 2,000,000,000 shares authorized; 2,025,470 and 20,963 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	203	1
Additional paid-in capital	64,235,530	51,010,523
Accumulated deficit	(72,732,011)	(57,099,883)
Total stockholders' deficit – La Rosa Holdings Corp. stockholders	(8,496,277)	(6,089,358)
Noncontrolling interest in subsidiaries	718,989	4,241,106
Total stockholders' deficit	(7,777,288)	(1,848,252)
Total liabilities, Series X Subject to Redemption and stockholders deficit	$21,019,917	$13,443,517

See notes to the condensed consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$15,051,716	$20,232,097	$28,627,322	$34,867,871

Cost of revenue	13,320,274	18,379,869	24,902,453	31,477,975

Gross profit	1,731,442	1,852,228	3,724,869	3,389,896

Operating expenses:
Sales and marketing	187,946	606,298	597,224	1,169,447
General and administrative	3,140,494	3,201,053	7,112,148	6,928,578
Stock-based compensation — general and administrative	72,885	507,457	182,610	2,422,308
Total operating expenses	3,401,325	4,314,808	7,891,982	10,520,333

Loss from operations	(1,669,883)	(2,462,580)	(4,167,113)	(7,130,437)
Other income (expense)
Interest expense, net	(436)	(182,807)	(6,215)	(207,148)
Gain on extinguishment of debt	—	4,113,000	—	3,961,075
Amortization of debt discount	—	—	—	(63,160)
Change in fair value of derivative liability	—	—	—	899,874
Gain (Loss) on issuance of senior secured convertible note	14,332	—	(10,487,380)	(128,836,250)
Change in fair value of convertible note and warrants	(354,000)	(5,315,000)	(535,902)	31,830,000
Gain on settlement of incremental warrants	—	82,299,000	—	82,299,000
Fair value of settlement of contract based equity issuances	(145,412)	—	(206,508)	—
Loss on disposition of non-controlling interest in subsidiary	—	—	(217,657)	—
Other income (expense), net	—	11,491	—	11,265
Loss (income) from operations before provision for income taxes	(2,155,399)	78,463,104	(15,620,775)	(17,235,781)
Provision for income taxes	—	—	—	—
Net (loss) income	(2,155,399)	78,463,104	(15,620,775)	(17,235,781)
Less: Net income attributable to noncontrolling interests in subsidiaries	21,760	43,246	11,353	60,940
Net (loss) income after noncontrolling interest in subsidiaries	(2,177,159)	78,419,858	(15,632,128)	(17,296,721)
Less: Deemed dividend	128,031	89,031	2,785,611	275,264
Net (loss) income attributable to common stockholders	$(2,305,190)	$78,330,827	$(18,417,739)	$(17,571,985)

(Loss) Income per share of common stock attributable to common stockholders
Basic	$(1.66)	$11,510.78	$(22.73)	$(3,200.14)
Diluted	$(1.66)	$1,525.16	$(22.73)	$(3,200.14)

Weighted average shares used in computing net loss per share of common stock attributable to common stockholders
Basic	1,390,250	6,805	810,198	5,491
Diluted	1,390,250	51,359	810,198	5,491

See notes to the condensed consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

							Additional		Total	Noncontrolling	Total
	Preferred Stock Series X		Preferred Stock Series B		Common Stock		Paid-In	Accumulated	Stockholders'	Interest In	Equity
Three Months Ended June 30, 2025	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)	Subsidiaries	(Deficit)
Balance as of March 31, 2025	2,000	$—	-	$—	4,677	$47	$34,766,454	$(122,271,898)	$(87,505,397)	$4,124,658	$(83,380,739)
Net loss	-	-	-	-	-	-	-	78,419,858	78,419,858	43,246	78,463,104
Stock-based compensation	-	-	-	-	412	4	507,583	-	507,587	-	507,587
Proceeds from new investors	-	-	-	-	2,190	22	3,744,955	-	3,744,977	-	3,744,977
Issuance of Series B Preferred Stock	-	-	6,000	1	-	-	8,260,999	-	8,261,000	-	8,261,000
Issuance of common stock for stock-based compensation equity awards, net of shares withheld for taxes	-	-	-	-	12	-	(130)	-	(130)	-	(130)
Balance as of June 30, 2025	2,000	$—	6,000	1	7,291	$73	$47,279,861	$(43,852,040)	$3,427,895	$4,167,904	$7,595,799

							Additional		Total	Noncontrolling	Total
	Preferred Stock Series X		Preferred Stock Series B		Common Stock		Paid-In	Accumulated	Stockholders'	Interest In	Equity
Six Months Ended June 30, 2025	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)	Subsidiaries	(Deficit)
Balance as of December 31, 2024	2,000	$—	-	$—	2,731	$27	$29,123,746	$(26,555,319)	$2,568,454	$4,106,964	$6,675,418
Net loss	-	-	-	-	-	-	-	(17,296,721)	(17,296,721)	60,940	(17,235,781)
Issuance of common stock for consulting work	-	-	-	-	359	4	580,593	-	580,597	-	580,597
Equity awards issued with debt issuance	-	-	-	-	282	3	812,153	-	812,156	-	812,156
Stock-based compensation	-	-	-	-	779	8	1,833,803	-	1,833,811	-	1,833,811
Proceeds from new investors	-	-	-	-	3,121	31	6,660,667	-	6,660,698	-	6,660,698
Issuance of Series B Preferred Stock	-	-	6,000	1	-	-	8,260,999	-	8,261,000	-	8,261,000
Issuance of common stock for stock-based compensation equity awards, net of shares withheld for taxes	-	-	-	-	19	-	7,900	-	7,900	-	7,900
Balance as of June 30, 2025	2,000	$—	6,000	1	7,291	$73	$47,279,861	$(43,852,040)	$3,427,895	$4,167,904	$7,595,799

									Additional		Total	Noncontrolling	Total
	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Paid-In	Accumulated	Stockholders'	Interest In	Deficit
Three Months Ended June 30, 2026	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit	Subsidiaries
Balance as of March 31, 2026	1,620	$1	100	$—	-	$—	447,345	$43	61,742,120	$(70,554,852)	$(8,812,688)	$1,313,277	$(7,499,411)
Net loss	-	-	-	-	-	-	-	-	-	(2,177,159)	(2,177,159)	21,760	(2,155,399)
Stock-based compensation	-	-	-	-	-	-	-	-	72,885	-	72,885	-	72,885
Proceeds from new investors	-	-	-	-	-	-	317,822	33	1,334,476	-	1,334,509	-	1,334,509
Issuance of Series D Preferred Stock	-	-	-	-	500	-	-	-	480,000	-	480,000	-	480,000
Conversion of Series B Preferred Stock	(1,404)	-	-	-	-	-	1,260,303	127	—	-	127	-	127
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	606,049	-	606,049	(616,048)	(9,999)
Balance as of June 30, 2026	216	$1	100	$—	500	$—	2,025,470	$203	64,235,530	$(72,732,011)	$(8,496,277)	$718,989	$(7,777,288)

									Additional		Total	Noncontrolling	Total
	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Paid-In	Accumulated	Stockholders'	Interest In	Deficit
Six Months Ended June 30, 2026	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit	Subsidiaries
Balance as of December 31, 2025	6,000	$1	—	—	—	—	20,963	$1	$51,010,523	$(57,099,883)	$(6,089,358)	$4,241,106	$(1,848,252)
Net loss	-	-	-	-	-	-	-	-	-	(15,632,128)	(15,632,128)	11,353	(15,620,775)
Issuance of common stock for consulting work	-	-	-	-	-	-	3,500	-	44,450	-	44,450	-	44,450
Conversion of liabilities into common stock	-	-	-	-	-	-	104,321	10	6,482,902	-	6,482,912	-	6,482,912
Stock-based compensation	-	-	-	-	-	-	-	-	138,160	-	138,160	-	138,160
Proceeds from new investors and S-3	-	-	-	-	-	-	531,255	54	4,780,544	-	4,780,598	-	4,780,598
Issuance of Series C Preferred Stock	-	-	100	-	-	-	-	-	100,000	-	100,000	-	100,000
Issuance of Series D Preferred Stock	-	-	-	-	500	-	-	-	480,000	-	480,000	-	480,000
Conversion of Series B Preferred Stock	(5,784)	-	-	-	-	-	1,365,431	138	-	-	138	-	138
Disposition of non-controlling interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	(1,974,520)	(1,974,520)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	1,198,951	-	1,198,951	(1,558,950)	(359,999)
Balance as of June 30, 2026	216	$1	100	$-	500	$-	2,025,470	$203	$64,235,530	$(72,732,011)	$(8,496,277)	$718,989	$(7,777,288)

See notes to the condensed consolidated financial statements.

La Rosa Holdings Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(15,620,775)	$(17,235,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	182,610	2,422,308
Loss on issuance of senior secured convertible note and warrants	10,487,380	128,836,250
Change on fair value of convertible note and warrants	535,902	(31,830,000)
Gain on settlement of incremental warrants	—	(82,299,000)
Amortization and depreciation	209,758	418,013
Amortization of right-of-use assets	360,715	306,975
Loss on disposition of non-controlling interest in subsidiary	217,657	—
Change in fair value of derivatives	—	(899,874)
Amortization of debt discount and financing fees	—	63,160
Gain on extinguishment of debt	—	(3,961,075)
Non-cash interest expense	—	(3,848)
Allowance for credit losses	490,240	159,123
Changes in Operating Assets and Liabilities:
Accounts receivable	(404,563)	(435,509)
Note receivable	238,933	—
Other assets	(115,445)	(76,132)
Accounts payable	310,962	74,800
Accrued expenses	161,833	(84,797)
Contract liabilities	62,624	126,374
Security deposits and escrow payable	571,725	(171,903)
Operating lease liabilities	(350,225)	(292,108)
Net Cash Used in Operating Activities	(2,660,669)	(4,883,024)
Cash Flows from Investing Activities:
Purchase of digital assets	(10,811,292)	—
Proceeds from sell of digital assets	499,950	—
Cash sold with disposition	(411,356)	—
Net Cash Used in Investing Activities	(10,722,698)	—
Cash Flows from Financing Activities:
Borrowings on bank line of credit	147,477	6,873
Payments on bank line of credit	—	(153,517)
Proceeds from notes payable	9,900,000	3,408,585
Payments of deferred debt issuance costs	—	(138,895)
Payments on notes payable	(142,697)	(74,909)
Payments on advances of future receipts	—	(694,871)
Proceeds from issuance of preferred stock series C	100,000	—
Proceeds from issuance of preferred stock series D	480,000	—
Payments on post-acquisition consideration	(30,000)	(271,404)
Distributions to noncontrolling interest	(180,895)	—
Repurchase of derivative instruments issued	—	(379,083)
Proceeds from issuance of common stock	4,780,598	6,660,698
Redemption of Series X Preferred Stock	(1,900,000)	—
Net Cash Provided by Financing Activities	13,154,483	8,363,477

Net (Decrease) Increase in Cash, Cash equivalents and Restricted Cash	(228,884)	3,480,453
Cash, Cash equivalents and Restricted Cash at Beginning of Period	4,904,273	3,580,608
Cash, Cash equivalents and Restricted Cash at End of Period	$4,675,389	$7,061,061

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$8,919	$237,488

Non-Cash Activities:
Issuance of 3,500 shares of common stock for services rendered	$44,450	$—
Issuance of 104,321 shares of common stock upon conversion of liabilities	$6,482,912	$—
Pro-rata expense recognition for restricted stock units	$138,160	$—
Purchase of remaining portion of non-controlling interest	$359,999	$—
Sell of controlling interest to minority interest	$1,974,520	$—
Conversion of 5,784 shares of series B preferred stock into 1,365,431 shares of common stock	$138	$—
Issuance of Series B in exchange of incremental warrants	$—	$8,261,000
Issuance of new convertible note	$—	$8,364,000
Issuance of 28,238 shares of common stock as part of the settlement of notes payable and warrants	$—	$812,156
Issuance of 115,722 shares of common stock for services rendered	$—	$2,422,308
Office leases acquired under operating lease obligations	$318,495	$392,208

Reconciliation of Cash, Cash equivalents and Restricted Cash
Cash and Cash equivalents	$2,282,397	$5,095,257
Restricted Cash	2,392,992	1,965,804
Cash, Cash equivalents and Restricted Cash	$4,675,389	$7,061,061

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

Results of the six-month period ended  June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending  December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the Company as of and for the year ended  December 31, 2025, included in the Company’s Annual Report on Form 10-K. The condensed consolidated balance sheet as of  December 31, 2025 was derived from the Company’s audited financial statements referred to above.

Liquidity – Going Concern and Management's Plans

On  June 30, 2026, the Company had a cash balance of $2.3 million and working capital of $4.3 million.

On November 12, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, in multiple closings, a new series of senior secured convertible notes of the Company in an aggregate original principal amount of up to $250,000,000 (the “Notes”), subject to the satisfaction or waiver of certain closing conditions. The Company issued an initial Note in an aggregate principal amount of $11,000,000 at the initial closing (the “Initial Closing”) which occurred on January 8, 2026 after the satisfaction or waiver of certain closing conditions. See Note 5 – Borrowings for further discussion of financing items.

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

In addition, the Company has financing arrangements through its equity line of credit which allows the Company to sell shares of which 40% of the proceeds are available to the Company.  The Company also has secured financings through preferred share issuances which in general are funded for $1,000 per share and are subject to certain conversion rights into common stock. As of June 30, 2026, the Company received $580,000 in proceeds from the issuance of Series C and D financings net of issuance cost.

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

On June 4, 2026, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 with the SEC. On June 10, 2026, the Company received a letter from the Staff indicating that, based on the June 4, 2026 filing of the Form 10-K, the Staff had determined that the Company complies with Nasdaq Listing Rule 5250(c)(1) with regard to the Form 10-K filing. On July 31, 2026, the Company filed its Quarterly Report on Form 10-Q for the period ended March 31, 2026 with the SEC. On August 4, 2026, the Company received a letter from the Staff indicating that based on the July 31, 2026 filing of the Quarterly Report on Form 10-Q, the Staff has determined that the Company complies with Nasdaq Listing Rule 5250(c)(1) and this matter is now closed.

Nasdaq Notice Regarding Stockholders’ Equity

On June 10, 2026, the Company received a letter from the Staff indicating that, because the Company’s stockholders’ equity as reported in its Form 10-K for the fiscal year ended December 31, 2025, was $(1,848,252), the Company is no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. The letter from Nasdaq has no immediate effect on the listing of the Company’s common stock and its common stock continues to be listed on The Nasdaq Capital Market under the symbol “LRHC”. On July 27, 2026, the Company submitted to Nasdaq a plan of compliance addressing how the Company intends to regain compliance with Nasdaq’s listing rules with respect to the Nasdaq Listing Rule 5550(b)(1). If the plan is accepted, the Company can be granted up to 180 calendar days from the date of the letter (or until December 7, 2026) to evidence compliance.  As of the date of this report the Company has not received any additional comments from Nasdaq regarding this matter.

Accounts Receivable and Allowance for Credit Losses

The Company’s trade accounts receivable consist of balances due from agents, tenants, franchisees, and commissions for closings and are presented on the condensed consolidated balance sheets net of the allowance for credit losses. Management determines the allowance for expected credit losses based upon historical experiences as well as current conditions that affect the collectability of the reported amount and regularly evaluates individual customer receivables considering financial condition, credit history, current economic conditions and other relevant factors, in setting specific reserves for certain accounts. Receivables are written off once they are deemed uncollectible, which may arise when the debtor is deemed unable to pay the amounts owed to the Company. The allowance for credit losses was $669,883 and $179,643 as of  June 30, 2026 and  December 31, 2025, respectively. Estimates of uncollectible accounts receivable are recorded to general and administrative expenses.

The activity for the allowance for credit losses during the six months ended June 30, 2026 and 2025 is set forth in the table below:

	Balance at		Deductions	Balance at
	Beginning of	Charged to	from the	End of
	Period	Expenses	Allowance	Period
Six months ended June 30, 2026 Allowance for Credit Losses	$179,643	$536,145	$(45,905)	$669,883
Six months ended June 30, 2025 Allowance for Credit Losses	$166,504	$233,837	$(74,714)	$325,627

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

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to annual dues received at the start of the calendar year. As of  June 30, 2026 and  December 31, 2025 the Company had approximately $228 thousand and $171 thousand, respectively, of remaining performance obligations, all of which will be recognized into revenue by the end of the calendar year. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this Update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments became effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted the guidance prospectively in this fiscal year beginning January 1, 2026. The adoption of this standard did not have a material impact on our consolidated balance sheets, results of operations, or cash flows.

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

A summary of the transaction consideration and loss on disposal of LR Kissimmee is as follows:

Consideration
Note receivable	$561,200
Carrying amount of non-controlling interests of LR Kissimmee	1,976,282
2,537,482

Book basis of investment in LR Kissimmee	2,755,139
Loss on disposal of LR Kissimmee	$(217,657)

A summary of the investment in LR Kissimmee's related assets and liabilities is as follows:

As of February 4, 2026
Assets:
Cash	$411,356
Accounts receivable, net	30,712
Other current assets	137,556
Property and equipment, net	1,963
Right-of-use asset, net	4,894
Intangible assets, net	1,246,164
Goodwill	1,302,652
Total Assets	$3,135,297

Liabilities:
Accounts payable	$209,899
Accrued expenses	3,889
Contract liabilities	5,773
Lease liability	10,597
Note payable	150,000
Total liabilities	$380,158

Note 3 — Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill as of   June 30, 2026 and  December 31, 2025 was $528,545 and $1,831,197, respectively.

	2026	2025
Balance, January 1	$1,831,197	$8,012,331
Disposal of interest in LR Kissimmee	(1,302,652)	-
Impairment	-	(6,181,134)
Goodwill, June 30	$528,545	$1,831,197

Intangible Assets

Intangible assets consist of franchise agreements, agent relationships, real estate listings, and non-compete agreements, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there was no impairment during the six months ended June 30, 2026 and 2025.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The components of purchased intangible assets were as follows:

	Weighted Average
	Remaining
	Amortization	June 30, 2026
	Period	Gross	Accumulated		Net
	(in years)	Carrying Amount	Amortization	Disposals Net	Amount
Franchise agreement	8	$4,519,550	$1,062,328	$978,365	$2,478,857
Agent relationships	7	916,282	234,475	240,335	441,472
Real estate listings	-	564,756	564,756	—	—
Non-compete agreements	2	188,044	110,935	27,463	49,646
Total		$6,188,632	$1,972,494	$1,246,163	$2,969,975

	Weighted Average
	Remaining
	Amortization	December 31, 2025
	Period	Gross	Accumulated		Net
	(in years)	Carrying Amount	Amortization	Impairment	Amount
Franchise agreement	8	$5,249,482	$904,018	$729,932	$3,615,532
Agent relationships	7	916,282	200,812	—	715,470
Real estate listings	-	564,756	564,756	—	—
Non-compete agreements	2	188,748	94,004	704	94,040
Total		$6,919,268	$1,763,590	$730,636	$4,425,042

For the three months and six months ended June 30, 2026 amortization expense was $104 thousand and $209 thousand, respectively. For the three months and six months ended June 30, 2025 amortization expense was $187 thousand and $416 thousand, respectively. The remaining estimated amortization expense is expected to be as follows:

June 30, 2026
2026-remainder of the year	$208,903
2027	414,440
2028	386,167
2029	383,945
2030	383,945
Thereafter	1,192,575
Total	$2,969,975

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

The Company determined that on  June 30, 2026 and  December 31, 2025, certain instruments qualified as derivative liabilities and were recorded at fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings.

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

June 18,
2025
Stated Value	$6,000,000
Dividend Rate	0.0%
Conversion Price	$2,000.00
Alternate Conversion Amount	$960.00
Required Premium	125.0%
Stock Price	$1,040.00
VWAP	$1,040.00

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

The following tables provide the fair value and contractual principal balance outstanding on the Convertible Note 2026 accounted for under the fair value option as of January 8, 2026, March 31, 2026 and June 30, 2026:

	As of	As of	As of
	January 8,	March 31,	June 30,
	2026	2026	2026
Convertible Note 2026 fair value	$15,056,000	$14,573,000	$14,927,000
Convertible Note 2026, contractual principal outstanding	$11,000,000	$11,000,000	$11,000,000
Token Rights	$5,345,712	$5,345,712	$5,331,380

The fair value of the Convertible Note 2026 was calculated using a fair value analysis considering the following factors and assumptions:

	January 8,	March 31,	June 30,
	2026	2026	2026
Stock Price on Valuation Date	$7.80	$5.90	$1.16
Fixed Conversion Price	$83.00	$83.50	$83.47

Market Price Discount	90%	90%	90%
Redemption Premium	120%	120%	120%
Interest Rate	10%	10%	10%

The following table provides the fair value and contractual principal balance outstanding on the Convertible Note 2025 accounted for under the fair value option as of February 4, 2025, March 31, 2025, June 26, 2025, June 30, 2025 and December 31,2025:

	As of	As of	As of	As of	As of
	February 4,	March 31,	June 26,	June 30,	December 31,
	2025	2025	2025	2025	2025
Convertible Note 2025 fair value	$33,000,000	$15,295,000	$12,477,000	$7,297,000	$5,818,000
Convertible Note 2025, contractual principal outstanding	$5,500,000	$5,500,000	$5,500,000	$5,500,000	$5,500,000

The following table provides the fair value balance outstanding on the Incremental Warrants accounted for under the fair value option as of February 4, 2025, March 31, 2025, June 18, 2025, June 30, 2025 and December 31,2025:

	As of	As of	As of	As of	As of
	February 4,	March 31,	June 18,	June 30,	December 31,
	2025	2025	2025	2025	2025
Incremental Warrants	$100,800,000	$81,360,000	$90,560,000	$—	$—

The fair value of the Convertible Note 2025 was calculated using a fair value analysis considering the following factors and assumptions:

	December 31,	June 26,	June 26,	March 31,	February 4,
	2025(2)	2025 Post Amendment(2)	2025 Pre-Amendment(2)	2025(1)	2025(1)
Stock Price	$6.34	$116.00	$116.00	$1,440.00	$3,200.00
Conversion Price	$29,116.16	$363.90	$363.90	$3,600.00	$3,600.00
Alternate Conversion Price	$48.69	$94.40	$63.30	$632.96	$633.00
Alternate Conversion Amount	120%	120%	120%	120%	120%
Redemption Premium	120%	120%	120%	120%	120%
Interest Rate	12%	12%	12%	12%	12%

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

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The fair value of the Incremental Warrants was calculated using the Monte Carlo simulation with the following factors, assumptions and methodologies:

	February 4,	March 31,	June 18,
	2025(1)	2025(1)	2025(1)
Face Value	$2,500,000	$2,500,000	$2,500,000
Exercise Price	$2,256,250	$2,256,250	$2,256,250
Stock Price	$3,200.00	$1,440.00	$1,000.40
Exercise Threshold	20% of Min price(2)	20% of Min price(2)	20% of Min price
Valuation per Incremental Warrant upon exercise	$12,600,000	$10,170,000	$11,320,000
Discount Rate	28.70%	30.69%	36.97%
Risk Free Rate	4.18%	4.03%	4.20%
Annualized Volatility	88%	100%	92%
Forecast horizon (years)	0.08	0.08	0.08

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

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Convertible Note 2026	$—	$—	$14,927,000	$14,927,000
Token Rights	—	5,331,380	—	5,331,380

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Convertible Note 2025	$—	$—	$5,818,000	$5,818,000

The following table provides a summary of changes in fair value associated within the Level 2 and Level 3 for the six-month period ended  June 30, 2026:

	2026
	Convertible Note	Convertible Note	Token Rights	Total
	2025	2026
Balance – January 1,	$5,818,000	$—	$—	$5,818,000
Conversion into common stock	(6,482,902)	—	—	(6,482,902)
Issuance	—	15,056,000	5,345,712	20,401,712
Change in fair value	664,902	(483,000)	—	181,902
Balance – March 31,	$—	$14,573,000	$5,345,712	$19,918,712
Conversion into common stock	—	—	—	—
Issuance	—	—	(14,332)	(14,332)
Change in fair value	—	354,000		354,000
Balance – June 30,	$—	$14,927,000	$5,331,380	$20,258,380

The following table provides a summary of changes in fair value associated with the Level 3 liability for the six months ended June 30, 2025:

2025
Balance – January 1,	$1,607,544
Issuance of derivative liability	100,800,000
Cash paid to settle derivative liability	(379,083)
Issuance of cashless shares for exercising warrants	(328,587)
Extinguishment of derivative liability	(366,308)
Change in fair market value - extinguished warrants	(533,566)
Change in fair market value - new warrants	(19,440,000)
Balance – March 31,	$81,360,000
Extinguishment of derivative liability	(90,560,000)
Change in fair market value - extinguished warrants	9,200,000
Balance – June 30,	$—

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 5 — Borrowings

Line of Credit

The Company has a line of credit with Regions Bank that allows for advances up to $150,000 with interest at the Prime Rate plus 4.75% with a floor of 4.75% and no maturity date. On  June 30, 2026, the outstanding balance on the line of credit was $147,477 at a prime rate of 6.75% plus 4.75%, or 11.50%. On  December 31, 2025, the outstanding balance on the line of credit was $0 at a prime rate of 7.00% plus 4.75%, or 11.75%. The line of credit is collateralized by Company assets. The interest expense incurred for the line of credit was $3,474 for the three and six months ended June 30, 2026 and $2,380 and $6,873 for the three-months and six-months ended June
30, 2025, respectively.

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

On August 17, 2026, the Company and the accredited investor entered into a certain waiver (the “Waiver”), waiving certain Events of Default (as defined in the Convertible Note 2026) with regard to the Company's failure to timely pay interest under the Convertible Note 2026, through August 21, 2026, and the Company's failure to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. Pursuant to the terms of the Waiver, the holder of the Convertible Note 2026 waived its rights and remedies arising solely from the specified Events of Default, including, but not limited to, the right to impose default penalties, charge default interest, and accelerate amounts due under the Convertible Note 2026. All other terms of the Convertible Note 2026 remained in full force and effect.

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

The Company has agreed that, no later than thirty calendar days after the date of the Initial Closing, it will seek approval of the Company’s stockholders, either at a special meeting or by written consent, to adjust the Floor Price of the Initial Note and all other Notes pursuant to the terms of the Initial Note.  On January 23, 2026 the noteholder requested that this initial approval be delayed. As of June 30, 2026 there was no change to this request.

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

As of June 30, 2026, approximately 5.3 million in rights to digital assets were subject to the TRA, and the related derivative liability was approximately $5.3 million.

Except as amended by the Token Right Amendment, all other terms of the Token Right remain unchanged and are in full force and effect.

Convertible Note 2025

During the six months ended June 30, 2026, the holder converted the remaining aggregate principal balance of $5,818,000 of the Convertible Note 2025 into shares of the Company's common stock pursuant to the optional conversion provisions contained in the note agreement. The conversions occurred on January 29, 2026, January 30, 2026, and February 5, 2026. In connection with the conversions, the Company issued an aggregate of approximately 104,321 shares of common stock.

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

The Initial Note accrues interest at a rate of 12% per annum, calculated on the basis of a 360-day year. Interest is payable quarterly in arrears, meaning that payments are due at the end of each calendar quarter for interest accrued during that quarter. The interest expense, which included as a component of the change in fair market value incurred for the Initial Note, was $219,388 and $322,055 for the three months and six months ended June 30, 2025, respectively.

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

Cash Advance Agreements

On February 5, 2025, the Company paid off their Standard Merchant Cash Advance Agreement (the “Cash Advance”) with Cedar Advance, LLC. (“Cedar”) in the amount of $354,450, resulting in a loss on extinguishment of debt of $83,310. The Company also paid off their other Standard Merchant Cash Advance Agreement (the “Arin Cash Advance Agreement”) with Arin Funding LLC (“Arin”) in the amount of $340,421, resulting in a loss on extinguishment of debt of $68,615. The amortization of financing fees incurred for MCA loans were $0 and $63,160 for the three and six months ended June 30, 2025.

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

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Notes Payable-Promissory Note

On September 27, 2024, the Company entered into a promissory note payable whereby the Company borrowed $200,000 bearing interest at 12.5% per annum. The note was payable in three monthly installments of $75,000. The proceeds of the note were used to pay down the senior secured promissory note entered into in February 2024. The Company paid off the note of $148,725 in February 2025. This note was fully repaid in February 2025. The interest expense incurred for the promissory note was $0 and $1,276 for the three and six months ended June 30, 2025.

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

Economic Injury Disaster Loans

During 2024, the Company acquired franchises that had outstanding Economic Injury Disaster Loans (the “EIDL Loans”) in the aggregate of $147,100. The Company acquired the EIDL Loans which have terms similar to the Company’s existing EIDL loans. The EIDL Loans mature in 2050 and bear interest at a rate of 3.75% per annum. The interest expense incurred for the EIDL loans was $4,716 and $9,390 for the three months and six months ended June 30, 2026, respectively and $6,228 and $13,170 for the three months and six months ended June 30, 2025, respectively.

Future maturities of EIDL term debt as of  June 30, 2026, were as follows:

June 30,
Economic Injury Disaster Loans-Future Maturities	2026
2026	$4,425
2027	5,900
2028	5,900
2029	5,900
2030	5,900
2031	5,900
Thereafter	452,688
Total	$486,613

Total Notes Payable as of  June 30, 2026 and  December 31, 2025 were as follows:

	June 30,	December 31,
Notes Payable	2026	2025
Convertible Note 2025	$-	$5,818,000
Convertible Note 2026	14,927,000	—
Token Rights Agreement	5,331,380	—
EIDL	486,613	641,227
Acquisition Settlement Agreement	761,904	833,333
Acquisition Agreement	133,333	—
Total notes payable	$21,640,230	$7,292,560

Current portion:
Less: Current portion-EIDL	(5,900)	(5,900)
Acquisition Settlement Agreements	(142,857)	(142,857)
Acquisition Agreement	(133,333)	—
Token Rights Agreement	(5,331,380)	—
Notes payable, net of current	$16,026,760	$7,143,803

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

Lease costs expense for the three months and six months ended June 30, 2026 were $215,535 and $497,706, respectively, and for the three months and six months ended June 30, 2025, $269,910 and $480,018, respectively. These costs are included in general and administrative expenses in the condensed consolidated statements of operations.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$421,068	$356,355
Right-of-use assets obtained in exchange for lease liabilities	$555,190	$392,208

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
	2026	2025
Assets:
Right-of-use assets	$1,032,940	$963,991
Liabilities:
Lease liability, current	$496,072	$486,481
Lease liability, noncurrent	578,533	514,388
	$1,074,605	$1,000,869

The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. The weighted average discount rate is 10.71%.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Future maturities on lease liabilities as of  June 30, 2026, are as follows:

June 30,
2026
2026– remainder of year	$319,095
2027	456,442
2028	273,313
2029	159,717
2030 and thereafter	34,797
Total minimum lease payments	1,243,364
Less: imputed interest	(168,759)
Present value of lease obligations	1,074,605
Less: current portion	(496,072)
Long-term portion of lease obligations	$578,533

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

On February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000. Original mediation was scheduled for August 25, 2025, with a second mediation set for April 28, 2026. Discovery is proceeding and the trial is set for October 2026. The Company denies the merits of the claims and intends to vigorously defend the litigation.

On March 5, 2025, Joshua Epstein, our former employee and Chief Strategy Officer, filed a civil lawsuit in Osceola County, Florida Circuit Court alleging claims for breach of contract, promissory estoppel, conversion, unjust enrichment, breach of good faith and fair dealings, fraud in the inducement, and to recover alleged unpaid compensation in the amount of $100,000 from the Company. The Company strongly opposed and denied these claims. Original partial mediation occurred on September 5, 2025. A second mediation is expected to be set in the near future. The case trial is scheduled for April 2027. The Company denies the merits of the claims and intends to vigorously defend the litigation.

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

Note 7 — Digital Assets

As of June 30, 2026, the Company held digital assets consisting primarily of USDC and FRAX in a custodial wallet maintained pursuant to the Company's financing agreements. Accordingly, the assets are accounted for as indefinite-lived intangible assets under ASC 350-30. The digital assets are initially recorded at cost, including directly attributable transaction costs, and subsequently measured at historical cost less any impairment losses. These assets are not amortized and are evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. Any impairment loss is recognized in operating results, and subsequent increases in value are not recognized until realized.

 The Company's digital assets are held in custody at BitGo and are subject to contractual transfer restrictions under the Company's financing arrangements. These restrictions are off-chain in nature and do not represent staking arrangements, protocol-level restrictions, smart contract lockups, or vesting provisions.

The digital assets are classified as current since the Company expects to utilize the funds in the near term.

The following table provides a summary of changes in fair value associated with digital assets for the six-month period ended  June 30, 2026:

	FRX USD			USDC			Total
	# of units	$/unit	$ Value	# of units	$/unit	$ Value	# of units	$/unit	$ Value
Balance January 1, 2026	-	$-	$-	-	$-	$-	-	$-	$-
Additions	6,635,396	1.00	6,635,396	8,142,127	1.00	8,142,127	14,777,523	1.00	14,777,523
Disposals	-	1.00	-	(6,635,396)	1.00	(6,635,396)	(6,635,396)	1.00	(6,635,396)
Fair value adj	-	-	-	-	-	-	-	-	-
Balance March 31, 2026	6,635,396	-	6,635,396	1,506,731	-	1,506,731	8,142,127	-	8,142,127
Additions	3,675,946	1.00	3,675,946	2,669,592	1.00	2,669,592	6,345,538	1.00	6,345,538
Disposals	-	1.00		(4,176,323)	1.00	(4,176,323)	(4,176,323)	1.00	(4,176,323)
Fair value adj	-	-	-	-	-	-	-	-	-
Balance June 30,2026	10,311,342	$1.00	$10,311,342	-	$1.00	-	$10,311,342	$1.00	$10,311,342

At  June 30, 2026, digital asset units held and fair market value are as follows:

As of June 30, 2026
Asset	Units Held	$/unit	Fair Market Value ($)
FRX USD	10,311,342	$1.00	$10,311,342
Total	10,311,342	$1.00	$10,311,342

Note 8  — Equity Warrants

Warrants are issued to consultants as compensation or as part of certain capital raises which entitle the holder to purchase shares of the Company’s common stock at a fixed price. No warrants were issued during the three months or six months ended June 30, 2026.

During the six months ended June 30, 2025, the Company settled all vested and outstanding warrants previously held by the accredited investor holding the three senior secured notes payable from 2024. Two of the three warrants were exercised on a cashless basis for a total of 110 shares of common stock which represented 1,392,198 warrants. The remaining warrant was repurchased by the Company for $379,083 in cash on January 24, 2025, resulting in the elimination of all vested warrants (1,202,244 warrants) held by the investor.

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

At  June 30, 2026, warrants outstanding that have vested and are expected to vest are as follows:

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	9	$33,622	2.4	—
Expected to vest	—	—	—	—
Total	9	$33,622	2.4	—

Additional information with respect to warrant activity:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2025	14	$77,965
Granted/ Increase to existing warrants	—	—
Exercised	—	—
Expired or forfeited	—	—
Balance — March 31, 2026	14	77,965
Granted/ Increase to existing warrants	—	—
Exercised	—	—
Expired or forfeited	(5)	—
Balance — June 30, 2026	9	$33,622

As of  June 30, 2026 and  December 31, 2025, there was no unrecognized expense related to warrants.

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

As of June 30, 2026, the Company had 216 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock is classified within permanent equity and recorded in the accompanying condensed consolidated balance sheets at its carrying value.

Convertible Series B Preferred Stock consisted of the following as of June 30, 2026:

Shares	Shares	Carrying	Original	Conversion	Common
Authorized	Issued and	Value	Issue Price	Price	Shares
	Outstanding				Upon
Conversion
6,000	216	$1,457,002	$0.0001	$1.580	922,153

The carrying value in the table above represents the remaining value available to be converted into commons shares based on the applicable conversion prices.

The holders of the Series B Preferred Stock have the following rights and preferences:

Voting Rights

Holders of the Series B Preferred Stock have no voting rights, except as provided in the Certificate of Designation or as otherwise required under applicable Nevada law.

Conversion Rights

Subject to the beneficial ownership limitations set forth in the Certificate of Designation, holders of the Series B Preferred Stock may convert the outstanding Conversion Amount into shares of the Company's common stock at the applicable Conversion Price. The Conversion Price is, at the option of the holder as adjusted: $1.58 per share, subject to adjustment of the issuance of preferred series C; or the Alternate Conversion Price, which is the greater of: the Floor Price of $0.196 per share (subject to adjustment for preferred series C); and 95% of the lowest volume weighted average price ("VWAP") of the Company's common stock during the seven consecutive trading day period ending on the trading day immediately preceding the delivery of the applicable conversion notice. If a holder elects to convert using the Alternate Conversion Price, the Conversion Amount is multiplied by: 105% if the conversion occurs in connection with a Change of Control; or 125% in all other circumstances.

No holder may convert shares to the extent that, after giving effect to the conversion, the holder and its affiliates would beneficially own more than 4.99% of the Company's outstanding common stock, which percentage may be increased to as much as 9.99% upon prior notice to the Company.

Down-Round Adjustment and Deemed Dividend

The Certificate of Designation contains anti-dilution provisions that require adjustment of the Series B Preferred Stock conversion price upon certain issuances of securities at prices below the then-effective conversion price. On March 4, 2026, the Company issued Series C Preferred Stock with a conversion price below the then-effective conversion price of the Series B Preferred Stock. Accordingly, pursuant to Section 8(a)(ii) of the Certificate of Designation, the conversion price of the Series B Preferred Stock was adjusted to $1.176 per share, equivalent to the stated conversion price of the Series C Preferred Stock.  On May 27, 2026, the Company issued Series D Preferred Stock with a conversion price below the then-effective conversion price of the Series C Preferred Stock pursuant to Section 8(a)(ii) of the Certificate of Designation, the conversion price of the Series B Preferred Stock was adjusted to $1.58 per share

The Company determined that the reduction in the conversion price provided additional value to the holders of the Series B Preferred Stock and therefore represented a deemed dividend. For the three and six months ended June 30, 2026, the Company recognized a deemed dividend of $21,000 and $284,000, respectively related to the down-round adjustment.

Because the Company had an accumulated deficit as of June 30, 2026, the deemed dividend was recorded within additional paid-in capital ("APIC"), resulting in no net impact on total stockholders' deficit. The deemed dividend is reflected as an adjustment to net loss available to common stockholders in the computation of basic and diluted net loss per share.

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

During the quarter ended June 30, 2026, certain conversions of Series B Preferred Stock from April 24, 2026 through May 15, 2026 triggered the Alternate Conversion Floor Amount provisions contained within the Certificate of Designation. As a result, the Company recognized aggregate Alternate Conversion Floor Amount obligations of approximately $107,031. The Company elected to satisfy these obligations by increasing the stated value of the outstanding Series B Preferred Stock. The increase in stated value is recorded as a deemed dividend and reduced income available to common stockholders in the calculation of basic and diluted earnings per share.

For the three and six months ended June 30, 2026, the Company recognized deemed dividends of approximately $107 thousand and $2.5 million, respectively, related to Alternate Conversion Floor Amounts. These deemed dividends are reflected as an adjustment to net loss available to common stockholders in the calculation of basic and diluted net loss per share.

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

Series C Preferred Stock

On March 4, 2026, the Company and an institutional investor (the "Investor") entered into a Securities Purchase Agreement (the "SPA3") pursuant to which the Company issued 100 shares of its Series C Convertible Preferred Stock, par value $0.0001 per share ("Series C Preferred Stock"), for aggregate gross proceeds of $100,000. On the same date, the Company filed a Certificate of Designation of Rights and Preferences of the Series C Preferred Stock (the "Certificate of Designation") with the Secretary of State of Nevada.

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

Convertible Series C Preferred Stock consisted of the following as of June 30, 2026:

Shares	Shares	Carrying	Original	Conversion	Common
Authorized	Issued and	Value	Issue Price	Price	Shares
	Outstanding				Upon
Conversion
100	100	$100,000	$0.0001	$1.580	63,291

The carrying value in the table above represents the remaining value available to be converted into commons shares based on the applicable conversion prices.

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

Conversion Rights

Subject to the Maximum Percentage, holders of outstanding shares of Series C Preferred Stock are entitled to convert any portion of the outstanding and unpaid Conversion Amount thereof into shares of common stock at the Conversion Rate. For such purpose: (i) "Conversion Amount" means the stated value thereof (or $1,000 per share) and any other unpaid amounts owed to such holder under the Transaction Documents; (ii) "Conversion Rate" means the amount determined by dividing (x) such Conversion Amount by (y) the Conversion Price; (iii) "Conversion Price," as of any date of determination and subject to adjustment as provided therein, shall initially be $1.58 per share; and (iv) "Alternate Conversion Price" means the lowest of (a) the applicable Conversion Price in effect on the applicable Conversion Date and (b) the greater of (x) the Floor Price of $0.196 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (y) 90% of the lowest volume weighted average price ("VWAP") of the Company's common stock during the ten consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice.

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

Series D Preferred Stock

On May 27, 2026, the Company and an institutional investor (the "Investor") entered into a Securities Purchase Agreement (the "SPA4") pursuant to which the Company agreed to issue up to 500 shares of its Series D Convertible Preferred Stock, par value $0.0001 per share ("Series D Preferred Stock"), for aggregate gross proceeds of up to $500,000. Concurrently with the execution of the SPA, the Company issued 250 shares of Series D Preferred Stock for aggregate gross proceeds of $250,000. On June 10, 2026, following the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, the Investor purchased the remaining 250 shares of Series D Preferred Stock for aggregate gross proceeds of $250,000. Accordingly, the Company issued a total of 500 shares of Series D Preferred Stock for aggregate gross proceeds of $500,000. On May 27, 2026, the Company filed a Certificate of Designation of Rights and Preferences of the Series D Preferred Stock (the "Certificate of Designation") with the Secretary of State of Nevada.

On May 29, 2026, the Company filed an amendment to its Form 8-K to correct the authorized number of Series D Preferred Stock shares set forth in the Certificate of Designation from 250 shares to 500 shares. The amendment did not change the number of shares issued, purchase price, conversion features, redemption provisions or any other substantive economic terms of the Series D Preferred Stock.

Pursuant to the terms of the Certificate of Designation, conversion of the Series D Preferred Stock into shares of the Company's common stock in excess of the limitations imposed by the rules and regulations of the Nasdaq Capital Market is conditional upon obtaining shareholder approval. Until such approval is obtained, conversion of the Series D Preferred Stock remains subject to the exchange cap provisions set forth in the Certificate of Designation.

In connection with the issuance of the Series D Preferred Stock, the Company incurred direct and incremental issuance costs of $20,000 consisting primarily of legal and professional fees, which reduced the proceeds and the value of additional paid in capital of the Series D Preferred Stock.

Convertible Series D Preferred Stock consisted of the following as of June 30, 2026:

Shares	Shares	Carrying	Original	Conversion	Common
Authorized	Issued and	Value	Issue Price	Price	Shares
	Outstanding				Upon
Conversion
500	500	$500,000	$0.0001	$1.580	316,456

The carrying value in the table above represents the remaining value available to be converted into commons shares based on the applicable conversion prices.

Convertible Series D Preferred Stock is classified as permanent equity as a result of there being no redemption features solely within the control of the holder. Accordingly, the Series D Preferred Stock is recorded on the accompanying condensed consolidated balance sheet at its issuance date fair value.

The holders of the Series D Preferred Stock have the following rights and preferences:

Voting

Holders of shares of Series D Preferred Stock generally have no voting rights except as required by Nevada law and with respect to certain protective provisions contained in the Certificate of Designation. The consent of a majority of the outstanding Series D Preferred Stock is required before the Company may, among other things, amend its organizational documents in a manner that adversely affects the Series D Preferred Stock, increase or decrease the authorized number of Series D Preferred Stock, create or authorize any senior or pari passu securities, redeem junior securities, pay dividends on junior securities, issue additional Series D Preferred Stock or otherwise circumvent rights granted to holders of the Series D Preferred Stock.

Conversion Rights

Subject to the Maximum Percentage, holders of outstanding shares of Series D Preferred Stock are entitled to convert any portion of the outstanding and unpaid Conversion Amount thereof into shares of common stock at the Conversion Rate. For such purpose: (i) "Conversion Amount" means the stated value thereof (or $1,000 per share) and any other unpaid amounts owed to such holder under the Transaction Documents; (ii) "Conversion Rate" means the amount determined by dividing (x) such Conversion Amount by (y) the Conversion Price; (iii) "Conversion Price," as of any date of determination and subject to adjustment as provided therein, shall initially be $1.58 per share; and (iv) "Alternate Conversion Price" means the lowest of (a) the applicable Conversion Price in effect on the applicable Conversion Date and (b) the greater of (x) the Floor Price as set forth in the Certificate of Designation, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations and similar events, and (y) 90% of the lowest volume weighted average price ("VWAP") of the Company's common stock during the ten consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice.

In the event a holder elects to convert the Series D Preferred Stock at the Alternate Conversion Price, the Conversion Amount shall be multiplied by (i) 105% if in connection with a Change of Control or (ii) 125% otherwise.

A holder of Series D Preferred Stock does not have the right to convert any portion of its shares to the extent that, following such conversion, the holder together with its affiliates would beneficially own in excess of 9.99% of the Company's outstanding common stock (the "Maximum Percentage"). The Maximum Percentage may be decreased or increased, not to exceed 9.99%, upon prior notice to the Company as provided in the Certificate of Designation.

Subject to certain exceptions outlined in the Certificate of Designation, including equity issuances under the Company's equity incentive plans and certain strategic acquisitions, if the Company issues common stock or securities convertible into, exercisable for, or exchangeable into common stock at an effective price per share below the then applicable Conversion Price, the Conversion Price of the Series D Preferred Stock shall be reduced to the effective price per share of such issuance.

Redemption

Under the Certificate of Designation, the Company has the right to redeem all, but not less than all, of the then outstanding shares of Series D Preferred Stock at a price equal to the greater of (i) the Conversion Amount being redeemed and (ii) the product of (1) the Conversion Rate applicable to the Conversion Amount being redeemed multiplied by (2) the greatest Closing Sale Price of the Company's common stock on any trading day during the period beginning on the trading day immediately preceding the Company's redemption notice and ending on the trading day immediately prior to the date of redemption payment.

Upon the occurrence of certain bankruptcy-related triggering events specified in the Certificate of Designation, the Company is required to redeem the outstanding Series D Preferred Stock for cash at the redemption price specified in the Certificate of Designation.

Dividends

The Series D Preferred Stock bears no dividends.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, the Series D Preferred Stock ranks junior to any Senior Preferred Stock, pari passu with any Parity Stock and senior to the Company's common stock and other Junior Stock with respect to the distribution of assets. Holders of the Series D Preferred Stock are entitled to receive distributions in accordance with the priorities established in the Certificate of Designation before any distribution is made to holders of Junior Stock.

Series X Preferred Stock Redemption

On January 8, 2026, pursuant to the Redemption Agreement entered into on November 12, 2025, the Company redeemed 200 shares of Series X Preferred Stock from Mr. La Rosa for aggregate consideration of $2,000,000. The Company paid $1,700,000 at closing and another $200,000 on April 23, 2026, with the remaining balance recorded as a related-party payable of $100,000 which is included in accrued expenses on the condensed consolidated balance sheets as of June 30, 2026 for the remaining non-contingent consideration.

The Redemption Agreement also provides for an additional contingent payment of up to $500,000 upon the satisfaction of specified SEC reporting and listing compliance requirements for four consecutive fiscal quarters. As of June 30, 2026, such conditions had not been satisfied and no liability related to the contingent consideration had been recorded. The redeemed shares were immediately cancelled and returned to the status of authorized but unissued preferred stock.

Common Stock Issuances

For the six months ended June 30, 2026

On February 17, 2026, the Company entered into a marketing agreement pursuant to which the Company agreed to issue 3,500 shares of the Company’s common stock for services rendered. The stock compensation expense for the three and six months ended June 30, 2026, related to this transaction amounted to $0 and $44,450.

For the six months ended  June 30, 2025

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

On April 21, 2025, the Company issued the CEO an aggregate of 412 unregistered shares of common stock of the Company, par value $0.0001 per share as compensation for the services rendered pursuant to his employment agreement with the Company. The stock compensation expense for the three-months and six-months ended June 30, 2025, related to this transaction amounted to $444,319.

For the six months ended  June 30, 2025, the holder of our Senior Secured promissory notes converted 282 shares of the Company’s common stock as part of their First warrants and principal and interest conversions.

For the three-months and six-months ended June 30, 2025, the Company utilized their ATM and sold a total of 2,189 and 3,120, respectively, shares of the Company’s common stock for gross proceeds of $3,893,229 and $6,916,792, respectively and net proceeds of $3,741,282 and $6,658,876, respectively. In addition, due to the impacts of the reverse split of 80 shares to 1 included in proceeds from investors on the statement of changes in stockholders’ equity are 15 and 32 shares and additional capital of $3,673 and $1,791, for the three and six-months ended June 30. 2025, respectively.

For the three months ended  March 31, 2025, the Company issued 2 shares of the Company’s common stock pursuant to the Restricted Stock Unit (RSU) vesting with a value of $19,454.

For the three-months and six-months ended June 30, 2025, the Company issued 12 and 19, respectively, shares of the Company’s common stock pursuant to the Restricted Stock Unit (RSU) vesting with a value of $50,027 and $69,481, respectively.

Stock Option Awards

For the three-month and six month periods ended  June 30, 2026 the Company recorded stock-based compensation for employees and directors awards of $13,489 and $27,557. For the three month and six month periods ended  June 30, 2025 the Company recorded stock-based compensation for employees and directors awards of $14,159 and $158,062, respectively. The Company did not realize any tax benefits associated with share-based compensation for the three-month periods ended  June 30, 2026 and 2025, as the Company recorded a valuation allowance on all deferred tax assets.

At  June 30, 2026, options outstanding that have vested and are expected to vest are as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Vested	530	$11,868.80	7.8	$—
Expected to vest	13	4,702.28	8.4	—
Total	543	$11,697.23	7.8	$—

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Additional information with respect to stock option activity:

Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2025	543	$11,697
Granted	—	—
Expired or forfeited	—	—
Balance — March 31, 2026	543	$11,697.23
Granted	—	—
Expired or forfeited	—	—
Balance — June 30, 2026	543	$11,697.23

The weighted average fair value of stock options granted in the quarter ended  June 30, 2025 and the assumptions used in the Black-Scholes model are set forth in the table below.

June 30,
2026
Weighted average fair value	$4,154.33
Dividend yield	—
Expected volatility factor	68.5%
Risk-free interest rate	4.6%
Expected life (in years)	9.0

As of  June 30, 2026, unrecognized compensation expense related to stock option awards totaled $18,179. As of  December 31, 2025, unrecognized compensation expense related to stock option awards totaled $75,126.

Restricted Stock Units

Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance — December 31, 2025	76	$3,102
Granted	—	—
Vested or forfeited	—	—
Balance — June 30, 2026	76	3,102

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

On February 1, 2025, a Restricted Stock Unit (“RSU”) (prior to subsequent reverse splits) covering 1 share granted to the Company’s Chief Technology Officer (“CTO”) vested. The Company withheld 1 shares to cover payroll tax withholding and issued 1 share to the executive. The Company also granted a new RSU to the CTO on February 1, 2025, with the right to vest on the first anniversary of the grant.

For the three month periods ending  June 30, 2026 and 2025, the Company recorded $59,395 and $48,980, respectively, of share-based compensation expense related to the RSUs. For the six month periods ending  June 30, 2026 and 2025, the Company recorded $110,604 and $70,953, respectively, of share-based compensation expense related to the RSUs. The Company did not realize any tax benefits associated with share-based compensation for the three month or six month periods ended  June 30, 2026 and 2025, as the Company recorded a valuation allowance on all deferred tax assets.

Acquisition of Noncontrolling Interests

On February 11, 2026, the Company acquired the remaining 49% noncontrolling interest in La Rosa Realty Lakeland LLC for consideration of $350,000, consisting of $150,000 in cash and a $200,000 promissory note. Because the Company retained its controlling financial interest in La Rosa Realty Lakeland LLC both before and after the transaction, the acquisition was accounted for as an equity transaction in accordance with ASC 810-10-45-23, Consolidation, Changes in a Parent's Ownership Interest While Retaining Control (ASC 810-10-10-45-23). The carrying value of the noncontrolling interest acquired exceeded the consideration transferred by approximately $592,902, which was recorded as an increase to additional paid-in capital. The transaction had no impact on consolidated net loss or earnings per share.

On April 4, 2026, the Company acquired the remaining 49% noncontrolling interest in La Rosa Realty Orlando LLC for cash consideration of $10,000. As the Company retained its controlling financial interest in La Rosa Realty Orlando LLC before and after the transaction, the acquisition was accounted for as an equity transaction in accordance with ASC 810-10-45-23. The carrying amount of the noncontrolling interest acquired exceeded the consideration paid by approximately $606,049, which was recognized as an increase to additional paid-in capital. The transaction had no impact on consolidated net loss or earnings per share.

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

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been antidilutive:

	As of
	June 30,
	2026	2025
Warrants	9	37,051
Options	543	542
Restricted stock units	76	79
Preferred stock series B	922,153	7,944
Preferred stock series C	63,291	—
Preferred stock series D	316,456	—
Total	1,302,528	45,616

Note 11  — Segments

The Company’s business is organized into six reportable segments which aggregate 100% of revenue:

1)	Real Estate Brokerage Services (Residential)

2)	Franchising Services

3)	Coaching Services

4)	Property Management

5)	Real Estate Brokerage Services (Commercial)

6)	Title Settlement and Insurance

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents the information for the Company’s reportable segments for the three months and six months ended  June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by segment
Real Estate Brokerage Services (Residential)	$14,655,979	$19,709,947	$27,701,164	$33,980,226
Franchising Services	21,576	31,222	56,699	70,000
Coaching Services	299	122,692	22,257	217,226
Property Management	94,829	101,642	195,498	199,555
Real Estate Brokerage Services (Commercial)	205,363	188,020	478,879	245,086
Title Settlement and Insurance	73,670	78,574	172,825	155,778
	$15,051,716	$20,232,097	$28,627,322	$34,867,871
Cost of revenue by segment
Real Estate Brokerage Services (Residential)	$13,167,037	$18,028,142	$24,526,784	$30,924,027
Franchising Services	—	113,368	258	225,159
Coaching Services	255	83,003	7,455	138,883
Property Management	—	730	—	1,250
Real Estate Brokerage Services (Commercial)	151,546	154,626	366,520	188,656
Title Settlement and Insurance	1,436	—	1,436	—
	$13,320,274	$18,379,869	$24,902,453	$31,477,975
Gross profit (loss) by segment
Real Estate Brokerage Services (Residential)	$1,488,943	$1,681,805	$3,174,380	$3,056,199
Franchising Services	21,575	(82,146)	56,441	(155,159)
Coaching Services	44	39,689	14,802	78,343
Property Management	94,829	100,912	195,498	198,305
Real Estate Brokerage Services (Commercial)	53,817	33,394	112,359	56,430
Title Settlement and Insurance	72,234	78,574	171,389	155,778
	$1,731,442	$1,852,228	$3,724,869	$3,389,896
G&A by segment
Real Estate Brokerage Services (Residential)	$2,898,782	$2,937,005	$6,651,659	$6,448,169
Franchising Services	2,069	30,619	2,444	110,277
Coaching Services	14,362	33,595	39,239	73,153
Property Management	50,933	90,859	99,250	104,898
Real Estate Brokerage Services (Commercial)	80,667	36,576	139,509	61,318
Title Settlement and Insurance	93,681	72,399	180,047	130,763
	$3,140,494	$3,201,053	$7,112,148	$6,928,578

In addition to the expenses from these segments, corporate expenses net of revenues and adjustments were $746,347 and $(79,811,929), which resulted in the net (loss) income from operations before provision for income taxes of $(2,155,399) and $78,463,104 for the three months ended  June 30, 2026 and 2025, respectively. Corporate other income (expenses), net were $(12,233,496) and $(13,697,099), which resulted in the net loss of $15,620,775 and $17,235,781 for the six-months ended June 30, 2026 and 2025, respectively.

La Rosa Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three months ended  June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Performance obligations satisfied at a point in time	$14,510,659	$19,684,804	$27,317,112	$33,706,356
Performance obligations satisfied over time	541,057	547,293	1,310,210	1,161,515
Revenue	$15,051,716	$20,232,097	$28,627,322	$34,867,871

Note 12  — Subsequent Events

Series E Preferred Stock Financing

On July 9, 2026, the Company filed a Certificate of Designation of Rights and Preferences of the Series E Convertible Preferred Stock par value $0.0001 per share (“Series E Preferred Stock”) with the Secretary of State of the State of Nevada. The rights, preferences and limitations of the Series E Preferred Stock are set forth in the Certificate of Designation, including conversion rights into shares of the Company’s common stock, subject to certain limitations and adjustment provisions.

On July 10, 2026, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company issued the Investor 250 shares of the Company’s Series E Preferred Stock, for a purchase price of $1,000 per share.

On July 31, 2026, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company issued the Investor 150 shares of the Company’s Series E Preferred Stock for a purchase price of $1,000 per share.

On August 18, 2026, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company issued the Investor 210 shares of the Series E Preferred Stock, for a purchase price of $1,000 per share.

Equity Issuances

From August 3, 2026, through August 14, 2026, the holder of our Convertible Note 2026 converted $502,951 of principal and interest in exchange for a total of 698,775 common shares.

On July 1, 2026, and July 21, 2026, the holder of the Series B preferred shares converted 12 of their preferred shares for a total of 82,272 common shares.

From August 3, 2026, through August 10, 2026, the Company utilized its Equity Purchase Facility and sold 510,782 shares of common stock for proceeds from issuance of $336,242.

On July 8, 2026, the Company accelerated all remaining Restricted Stock Units for a total of 535 shares.

Nasdaq Notice Regarding Filing Deficiency

On August 21, 2026, the Company received a notice from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2026 with the SEC. The Staff informed the Company that, under Nasdaq rules, the Company has 60 calendar days, or until October 20, 2026, to submit a plan to regain compliance, and if the Staff accepts such plan, it may grant an exception of up to 180 calendar days from the filing due date, or until February 16, 2027, to regain compliance.

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

Our real estate brokerage offices, both corporate and franchised, are staffed with 2,807 licensed real estate brokers and sales associates as of June 30, 2026.

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

On June 4, 2026, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 with the SEC. On June 10, 2026, the Company received a letter from the Staff indicating that based on the June 4, 2026 filing of the Form 10-K, the Staff has determined that the Company complies with Nasdaq Listing Rule 5250(c)(1) with regard to the Form 10-K filing. On July 31, 2026, the Company filed its Quarterly Report on Form 10-Q for the period ended March 31, 2026 with the SEC. On August 4, 2026, the Company received a letter from the Staff indicating that based on the July 31, 2026 filing of the Quarterly Report on Form 10-Q, the Staff has determined that the Company complies with Nasdaq Listing Rule 5250(c)(1) and this matter is now closed.

On August 21, 2026, the Company received a notice from the Staff that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2026 with the SEC. The Staff informed the Company that, under Nasdaq rules, the Company has 60 calendar days, or until October 20, 2026, to submit a plan to regain compliance, and if the Staff accepts such plan, it may grant an exception of up to 180 calendar days from the filing due date, or until February 16, 2027, to regain compliance.

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

Cancelled Transactions

In February 2026, the Company entered into a contract to acquire a parcel of land in Osceola County, Central Florida, which was cancelled by the parties on May 15, 2026 upon mutual agreement.

In March 2026, the Company entered into a non-binding letter of intent to acquire 100% of the issued and outstanding equity interests of Consensus Core Technologies, Inc. (“Consensus”), along with certain of its affiliates and subsidiaries. In August 2026 the Company decided to discontinue pursuing the transaction with Consensus.

Series E Preferred Stock Financings

On July 9, 2026, the Company filed respective Certificate of Designation of Rights and Preferences of the Series E Convertible Preferred Stock, par value $0.0001 per share (“Series E Preferred Stock”), with the Secretary of State of the State of Nevada.

On July 10, 2026, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company issued the Investor 250 shares of the Company’s Series E Preferred Stock, for a purchase price of $1,000 per share.

On July 31, 2026, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company issued the Investor 150 shares of the Series E Preferred Stock, for a purchase price of $1,000 per share.

On August 18, 2026, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company issued the Investor 210 shares of the Series E Preferred Stock, for a purchase price of $1,000 per share.

Description of Our Revenues

Our financial results are primarily driven by the total number of sales agents in our Company, the number of sales agents closing residential real estate transactions, the number of sales agents utilizing our coaching services, the number of agents who work with our franchisees, and the number of properties under management. Our agent count decreased 6.5%, from 3,001 at June 30, 2025 to 2,807 at June 30, 2026.

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

The majority of our revenue is derived from fees and dues based on the number of agents working under the La Rosa Realty brand. Due to the low fixed cost structure of both our Company and franchise models, the addition of new sales agents generally requires little incremental investment in capital or infrastructure. Accordingly, the number of commission producing sales agents in our Company and our franchisees is the most important factor affecting our results of operations and the addition of new agents can favorably impact our revenue and our earnings before interest, taxes, depreciation and amortization (“EBITDA”). Historically, the number of agents in the residential real estate industry has been highly correlated with overall home sale transaction activity. We believe that the number of agents and those that produce commissions in our network is the primary statistic that drives our revenue. Another major factor is the cyclicality of the real estate industry that has peaks and valleys depending on macroeconomic conditions that we cannot control. And finally, our revenues fluctuate based on the changes in the aggregate fee revenue per sales agent as a significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents, including annual dues, continuing franchise fees, and certain transaction or service-based fees. Our revenue per agent also increases in other ways including when transaction sides and transaction sizes increase since a portion of our revenue comes from fees tied to the number and size of real estate transactions closed by our agents. While the Company was not named as a defendant in any of the recent class action lawsuits alleging antitrust violations, it is possible that it could be a litigant at some point in the future. Several of these lawsuits have been settled (see our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on June 4, 2026) “Risk Factors – Adverse outcomes in litigation and regulatory actions against the NAR, other real estate brokerage companies and agents in our industry could adversely impact our financial results). These settlements will result in changes in the way real estate brokers are compensated for their services. Most notably, home sellers will no longer be required to pay buyer agent commissions which will result in lower buyer agent compensation. We cannot predict the full breadth of the outcome of these lawsuits but believe that they will result in a significant adverse effect on our financial condition and results of operations for the foreseeable future.

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

Inflation and Market Interest Rates

The benchmark 30-year fixed conforming mortgage rate rose to a peak of about 8% during the second half of 2023, according to Freddie Mac data. That interest rate then retreated to between 6.08% and 7.22% during 2024 and between 6.15% to 7.04% during 2025. Consequently, housing demand remained soft, prices are rising, consumer sentiment has weakened, and home sales are declining. The U.S. Federal Reserve continues to take action intended to address inflation. The Federal Reserve Board maintained the federal funds rate at 533 basis points from August of 2023 through mid-September 2024, when it was reduced to 483 basis points. In June 2026, the federal funds rate was 363 basis points. The fluctuations impact interest rates, which significantly contribute to mortgage rate adjustments.

In June 2026, the existing home sales market declined 2.4% from May and increased 2.8% from the prior year reaching a seasonally adjusted annual rate (SAAR) of 4.09 million units, and a record median price of $440,600, according to the NAR. The fluctuations in monthly home sales activity are driven by mild fluctuations in mortgage rates. This indicates that home buyers are sensitive to affordability conditions. Job gains will continue to provide support for the housing market. The $440.6 thousand median home price is an all-time high. Affordability is better than a year ago because wage growth is outpacing home price growth, However, progress on long-term housing affordability could be hampered if inventory growth continues to stall. Without consistent gains in inventory, home prices can accelerate. It is critical to introduce more supply to the market to widen the opportunity for homeownership.

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

The recently adopted SEC cybersecurity disclosure rules for public companies require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. We have included respective disclosures in our Annual Report on Form 10-K for fiscal year ended December 31, 2025 filed with the Commission on June 4, 2026.

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

Results of Operations

Revenue

Three Months Ending June 30

	Three Months Ended June 30,		Change
	2026	2025	$	%
Real Estate Brokerage Services (Residential)	$14,655,979	$19,709,947	$(5,053,968)	-26%
Franchising Services	21,576	31,222	(9,646)	-31%
Coaching Services	299	122,692	(122,393)	-100%
Property Management	94,829	101,642	(6,813)	-7%
Real Estate Brokerage Services (Commercial)	205,363	188,020	17,343	9%
Title Settlement and Insurance	73,670	78,574	(4,904)	-6%
Total Revenue	$15,051,716	$20,232,097	$(5,180,381)	-26%

Real Estate Brokerage Services (Residential)

Residential real estate services sales revenue decreased by approximately $5.1 million, or 26%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease was driven primarily by the sale of its interest in LR Kissimmee.

Franchising Services

Franchising services revenue decreased by approximately $9.6 thousand, or 31%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease is attributable the ending of certain franchise agreements.

Coaching Services

Coaching services revenue decreased by approximately $122.4 thousand, or 100%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a strategic shift from Coaching services to aid in onboarding of new Agents.

Property Management

Property management revenue decreased by approximately $6.8 thousand, or 7%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, as a result of a decrease in the number of properties under management.

Real Estate Brokerage Services (Commercial)

Real estate brokerage services (commercial) revenue increased by approximately $17.3 thousand, or 9%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, as a result of new leadership in the department and the condensing lead time it generally takes to generate a commercial real estate transaction.

Title Settlement and Insurance

Title settlement and insurance revenue decreased by approximately $4.9 thousand, or 6%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to loss of key management during the second quarter of 2026.

Six Months Ending June 30

	Six Months Ended June 30,		Change
	2026	2025	$	%
Real Estate Brokerage Services (Residential)	$27,701,164	$33,980,226	$(6,279,062)	-18%
Franchising Services	56,699	70,000	(13,301)	-19%
Coaching Services	22,257	217,226	(194,969)	-90%
Property Management	195,498	199,555	(4,057)	-2%
Real Estate Brokerage Services (Commercial)	478,879	245,086	233,793	95%
Title Settlement and Insurance	172,825	155,778	17,047	11%
Total Revenue	$28,627,322	$34,867,871	$(6,240,549)	-18%

Real Estate Brokerage Services (Residential)

Residential real estate services sales revenue decreased by approximately $6.3 million, or 18%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease was driven primarily by the sale of its interest in LR Kissimmee.

Franchising Services

Franchising services revenue decreased by approximately $13.3 thousand, or 19%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease is attributable to reduction in franchising activities.

Coaching Services

Coaching services revenue decreased by approximately $195.0 thousand, or 90%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a strategic shift from Coaching services to aid in onboarding of new Agents.

Property Management

Property management revenue decreased by approximately $4.1 thousand, or 2%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, as a result of less properties under management.

Real Estate Brokerage Services (Commercial)

Real estate brokerage services (commercial) revenue increased by approximately $233.8 thousand, or 95%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, as a result of new leadership in the department and the condensing lead time it generally takes to generate a commercial real estate transaction.

Title Settlement and Insurance

Title settlement and insurance revenue increased by approximately $17.0 thousand, or 11%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to company advertising of this service to its agents.

Gross Profit and Gross Margin

Three Months Ending June 30

	Three Months Ended June 30,		Change
	2026	2025	$	%
Real Estate Brokerage Services (Residential)	$1,488,943	$1,681,805	$(192,862)	-11%
Gross Margin	10.2%	8.5%
Franchising Services	$21,575	$(82,146)	$103,721	-126%
Gross Margin	100.0%	-263.1%
Coaching Services	$44	$39,689	$(39,645)	-100%
Gross Margin	14.7%	32.3%
Property Management	$94,829	$100,912	$(6,083)	-6%
Gross Margin	100.0%	99.3%
Real Estate Brokerage Services (Commercial)	$53,817	$33,394	$20,423	61%
Gross Margin	26.2%	17.8%
Title Settlement and Insurance	$72,234	$78,574	$(6,340)	-8%
Gross Margin	98.1%	100.0%
Total Gross Profit	$1,731,442	$1,852,228	$(120,786)	-7%
Total Gross Margin	11.5%	9.2%

Real Estate Brokerage Services (Residential)

Gross margin related to residential real estate brokerage services decreased by approximately $0.2 million, or 11%%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease was driven by the disposition of LR Kissimmee offset by fee increases enacted on January 1, 2026, which improved gross margins.

Franchising Services

Gross margin for franchising services increased by approximately $103.7 thousand, or 126%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, related to the reduction of active franchises.

Coaching Services

Gross margin related to coaching services decreased by approximately $39.6 thousand, or 100%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease is related to a strategic shift from requiring agents to utilize coaching services from the coaching program.

Property Management

Gross margin related to property management services decreased by approximately $6.1 thousand, or 6%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in property management costs was primarily related to cost reduction strategies.

Real Estate Brokerage Services (Commercial)

Real estate brokerage services (commercial) revenue increased by approximately $20.4 thousand, or 61%, in the six months ended June 30, 2026 as compared to the three months ended June 30, 2025, as a result of new leadership in the department and the condensing lead time it generally takes to generate a commercial real estate transaction.

Title Settlement and Insurance

Gross margin related to title and settlement services decreased by approximately $6.3 thousand, or 8%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Primarily due to loss of key management during the second quarter of 2026.

Six Months Ending June 30

	Six Months Ended June 30,		Change
	2026	2025	$	%
Real Estate Brokerage Services (Residential)	$3,174,380	$3,056,199	$118,181	4%
Gross Margin	11.5%	9.0%
Franchising Services	$56,441	$(155,159)	$211,600	-136%
Gross Margin	99.5%	-221.7%
Coaching Services	$14,802	$78,343	$(63,541)	-81%
Gross Margin	66.5%	36.1%
Property Management	$195,498	$198,305	$(2,807)	-1%
Gross Margin	100.0%	99.4%
Real Estate Brokerage Services (Commercial)	$112,359	$56,430	$55,929	99%
Gross Margin	23.5%	23.0%
Title Settlement and Insurance	$171,389	$155,778	$15,611	10%
Gross Margin	99.2%	100.0%
Total Gross Profit	$3,724,869	$3,389,896	$334,973	10%
Total Gross Margin	13.0%	9.7%

Real Estate Brokerage Services (Residential)

Gross margin related to residential real estate brokerage services increased by approximately $0.1 million, or 4%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was driven by fee increases enacted on January 1, 2026, which improved gross margins.

Franchising Services

Gross margin for franchising services increased by approximately $211.6 thousand, or 136%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, related to prior year adjustments in this category.

Coaching Services

Gross margin related to coaching services decreased by approximately $63.5 thousand, or 81%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease is related to a strategic shift from requiring agents to utilize coaching services from the coaching program.

Property Management

Gross margin related to property management services decreased by approximately $2.8 thousand, or 1%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease in property management costs was primarily related to cost reduction strategies.

Real Estate Brokerage Services (Commercial)

Real estate brokerage services (commercial) revenue increased by approximately $55.9 thousand, or 99%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, as a result of new leadership in the department and the condensing lead time it generally takes to generate a commercial real estate transaction.

Title Settlement and Insurance

Gross margin related to title and settlement services increased by approximately $15.6 thousand, or 10%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. related to new management who is working to reduce related cost of sales.

Selling, General and Administrative Expense

Three Months Ending June 30

	Three Months Ended June 30,		Change
	2026	2025	$	%
Sales and Marketing	$187,947	$606,298	$(418,351)	-69%
Payroll and benefits	1,046,196	1,486,726	(440,530)	-30%
Rent and other	629,037	382,934	246,103	64%
Professional fees	823,913	647,076	176,837	27%
Office	70,744	102,237	(31,493)	-31%
Technology	143,523	160,335	(16,812)	-10%
Insurance, training and other	172,083	130,957	41,126	31%
Public company costs	150,119	102,822	47,297	46%
Amortization and depreciation	104,879	187,966	(83,087)	-44%
Total SG&A Expenses	$3,328,441	$3,807,351	$(478,910)	-13%

Selling, general and administrative costs decreased by approximately $478.9 thousand , or 13%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Of this decrease $440 thousand is related to payroll due to reduction in salaries for executives and reduction in benefits for the quarter, $418 thousand for sales and marketing, partially offset by a $246 thousand increase in rent and a $177 increase in professional fees, in general due to cost cutting strategies implemented by management.

Six Months Ending June 30

	Six Months Ended June 30,		Change
	2026	2025	$	%
Sales and Marketing	$597,224	$1,169,447	$(572,223)	-49%
Payroll and benefits	2,301,704	3,017,518	(715,814)	-24%
Rent and other	1,069,590	764,624	304,966	40%
Professional fees	2,393,414	1,650,421	742,993	45%
Office	146,514	180,683	(34,169)	-19%
Technology	307,325	277,779	29,546	11%
Insurance, training and other	351,901	298,786	53,115	18%
Public company costs	331,942	320,755	11,187	3%
Amortization and deprecation	209,758	418,012	(208,254)	-50%
Total SG&A Expenses	$7,709,372	$8,098,025	$(388,653)	-5%

Selling, general and administrative costs decreased by approximately $388.7 thousand, or 5%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Of this decrease, $716 thousand is related to payroll costs related to executive salary and benefit reductions, $572 thousand to sales and marketing expenses partially offset by $743 increase in professional fees related to issuance cost for the Convertible Note 2026 and $305 thousand increase in rent and other which includes the increase in the allowance for credit losses due to aged receivables.

Stock-based compensation

Stock-based compensation decreased by approximately $435 thousand in the three months ended June 30, 2026, primarily due to no new options or grants of restricted stock units in the current year.

Stock-based compensation decreased by approximately $2.2 million in the six months ended June 30, 2026, primarily due to to no new options or grants of restricted stock units in the current year.

Other Income (Expense), Net

Other expense, net for the three months ended June 30, 2026, decreased approximately $81.4 million compared to other expense, net, for the three months ended June 30, 2025. The decrease in expense in 2026 was primarily due to reduction in loss of on issuance of senior secured convertible notes and change on fair value of convertible notes and warrants.

Other expense, net for the six months ended June 30, 2026, decreased approximately $1.3 million compared to other expense, net, for the six months ended June 30, 2025. The decrease in expense in 2026 was primarily due to reduction in loss of on issuance of senior secured convertible notes and offset by change on fair value of convertible notes and warrants and gain on settlement of incremental warrants.

Liquidity and Capital Resources - Going Concern and Management’ s Plans

On June 30, 2026, the Company had a cash balance of $2.3 million and working capital of $4.3 million.

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

In addition, the Company has financing arrangements through its equity line of credit which allows the Company to sell shares of which 40% of the proceeds are available to the Company.  The Company also, has secured financings through preferred share issuances which in general are funded for $1,000 per share and are subject to certain conversion rights into common stock. As of June 30, 2026, the Company received $580,000 in proceeds from the issuance of Series C and D financings net of issuance cost.

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

Summary of Cash Flows

	Six Months Ended June 30,
	2026	2025
Net Cash Used in Operating Activities	$(2,660,669)	$(4,883,024)
Net Cash Used in Investing Activities	$(10,722,698)	$—
Net Cash Provided by Financing Activities	$13,154,483	$8,363,477

Cash Flows from Operating Activities

During the six months ended June 30, 2026, operating activities consumed 2.7 million of our cash on hand, which was primarily attributable to loss from continuing operations of $3.1 million, excluding stock-based compensation, loss on issuance of senior secured convertible notes, fair market value adjustments, and amortization and depreciation. Changes in operating assets and liabilities provided $475 thousand, mostly due to increases in accounts receivable, notes receivable offset by increases in accounts payable and changes in security deposit and escrow payables.

During the six months ended June 30, 2025, operating activities consumed $4.8 million of our cash on hand, which was primarily attributable to the net loss of $4.0 million, excluding stock-based compensation, gains and losses on issuance of senior secured convertible notes and warrants, fair market value adjustments, amortization, depreciation and other changes, changes in operating assets and liabilities consumed a further $859 thousand, mostly due to an increase in accounts receivable and an decrease in operating lease liabilities.

Cash Flows from Investing Activities

During the six months ended June 30, 2026 there was 10.7 million used in investing activities as a result of the purchase $10.3 million in digital assets and $411 thousand of cash sold in connection with the disposal of LR Kissimmee.

During the six months ended June 30, 2025 there were no investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, we received net cash provided by financing activities of 13.2 million, which primarily included net proceeds from notes payable of $9.9 million and proceeds from issuance of common stock of $4.8 million, offset by $1.9 million in redemption of our Series X Super Voting Convertible Preferred Stock.

During the six months ended June 30, 2025, we received net cash provided by financing activities of $8.4 million, which primarily included net proceeds from our S-3 of $6.7 million and from our debt issuance in February 2025 of $3.4 million, offset by $1.7 million in payments to notes payable, post-acquisition consideration, and advances on future receipts.

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

As of June 30, 2026, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to the material weaknesses in internal control over financial reporting described below.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, material weaknesses were identified in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. Such material weaknesses are primarily related to deficiencies in its overall control environment, including limited accounting resources, inadequate segregation of duties, and the absence of formalized policies and procedures. In addition, the Company did not maintain effective controls over (i) significant accounting estimates and judgments, including the goodwill impairment assessment and the income tax provision prepared by external consultants, (ii) revenue recognition, including the determination of gross versus net presentation under ASC 606, which resulted in errors in previously issued financial statements and the restatement of the Company’s consolidated financial statements, (iii) the preparation, review, and approval of its periodic SEC filings to ensure the completeness, accuracy, and consistency of financial disclosures, and (iv) controls and processes related to cybersecurity risk management. We have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. To the extent reasonably possible given our limited resources, we intend to take measures to cure the weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures. As such, we consider these material weaknesses to not be remediated as of June 30, 2026.

Remediation Plan

The Company is in the process of designing and implementing remediation measures, including enhanced review procedures, hiring additional personnel with technical accounting expertise and SEC reporting expertise, formalizing documentation standards, and strengthening oversight of third-party services providers and specialists.  During the quarter ended June 30, 2026, we engaged additional consultants to assist with this plan.

Other than the remediation activities described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 13, 2023, Mr. Mark Gracy, who served as our Chief Operating Officer from November 18, 2021 to November 15, 2022, filed a civil lawsuit in the Circuit Court of Osceola County, Florida, seeking a jury trial and claiming that the Company breached his employment agreement by reducing his salary and failing to pay him his full severance payments and is looking for payment of his alleged severance of $249,000. Original mediation was scheduled for August 25, 2025, with a second mediation set for April 28, 2026. Discovery is proceeding and the trial is set for October 2026. The Company denies the merits of the claims and intends to vigorously defend the litigation.

On March 5, 2025, Joshua Epstein, our former employee and Chief Strategy Officer, filed a civil lawsuit in Osceola County, Florida Circuit Court alleging claims for breach of contract, promissory estoppel, conversion, unjust enrichment, breach of good faith and fair dealings, fraud in the inducement, and to recover alleged unpaid compensation in the amount of $100,000 from the Company. The Company strongly opposed and denied these claims. Original partial mediation occurred on September 5, 2025. A second mediation is expected to be set in the near future. The case trial is scheduled for April 2027. The Company denies the merits of the claims and intends to vigorously defend the litigation.

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

On August 20, 2026, the closing price of our Common Stock was $0.5636 . Pursuant to Nasdaq Rule 5810(c)(3)(A)(iii), if the closing price of our Common Stock is $0.10 or less for 10 consecutive trading days, we will be issued a Staff Delisting Determination by Nasdaq. If we receive a Staff Delisting Determination Letter resulting from our Common Stock trading at or below $0.10 for 10 consecutive trading days, we will have 7 calendar days to request a hearing before a Nasdaq hearings panel to review the Staff Delisting Determination, which will determine the delisting of our Common Stock by Nasdaq. A hearing would then take place within 45 days of the hearing request to determine whether or not our Common Stock would be delisted. If, in the future, we receive a Staff Delisting Determination there can be no assurance that we would be successful in preventing a determination by the Nasdaq hearing panel that our stock will be delisted.

On June 10, 2026, we received a letter from the Staff indicating that, because our stockholders’ equity as reported in its Form 10-K for the fiscal year ended December 31, 2025 was $(1,848,252), we are no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. On July 27, 2026, we submitted to Nasdaq a plan of compliance addressing how we intend to regain compliance with the Nasdaq Listing Rule 5550(b)(1). If the plan is accepted, we can be granted up to 180 calendar days from the date of the letter (or until December 7, 2026) to evidence compliance.

On August 21, 2026, the Company received a notice from the Staff that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2026 with the SEC. The Staff informed the Company that, under Nasdaq rules, the Company has 60 calendar days, or until October 20, 2026, to submit a plan to regain compliance, and if the Staff accepts such plan, it may grant an exception of up to 180 calendar days from the filing due date, or until February 16, 2027, to regain compliance.

There can be no assurance that we will be able to regain or maintain compliance with all applicable continued listing requirements or that Nasdaq will be accept our plan of compliance.

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

Additionally, on July 22, 2026, the SEC approved a new Nasdaq continued listing requirement applicable to companies listed on the Nasdaq Stock Market that would require listed companies to maintain a minimum MVLS of at least $5.0 million. Under the approved rule, if a company's MVLS remains below $5.0 million for 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination and immediately suspend trading in the company's securities and commence delisting proceedings. Unlike many other Nasdaq continued listing standards, the rule does not provide a compliance or cure period before a delisting determination is issued. Although a company may appeal a delisting determination, the appeal generally does not stay the suspension of trading, and the company's securities would generally trade on an over-the-counter market during the appeals process. In addition, any exception that may be granted by a Nasdaq Hearings Panel is very limited. However, on July 29, 2026, the SEC notified Nasdaq that it had received notices of intention to petition for review of the approval order and, pursuant to Rule 431(e) of the SEC's Rules of Practice, the effectiveness of the approval order was automatically stayed pending further review by the SEC. As a result, the ultimate implementation, timing and scope of the MVLS requirement remain uncertain.

As of the date of this report, our MVLS is below $5 million. Accordingly, if the stay is lifted, the rule becomes effective, and we are unable to satisfy the MVLS requirement, our securities would become subject to suspension and delisting from Nasdaq. Such a suspension or delisting could materially reduce the liquidity and market price of our Common Stock, impair our ability to raise capital, reduce analyst coverage, and adversely affect our business and the value of an investment in our securities.

We are subject to risks related to concentration of significant portion of our assets in digital form, stablecoin exposure as well as risks associated with the custodian's operational performance, security controls, financial condition, and ability to safeguard and facilitate access to our assets.

A significant portion of our assets consists of digital assets, primarily frxUSD, which are subject to unique risks that could adversely affect our financial condition, liquidity, and results of operations.

As of June 30, 2026, a substantial portion of our assets consisted of restricted digital assets held pursuant to our financing arrangements. Our digital asset holdings are highly concentrated in frxUSD, a stablecoin whose value, liquidity, and utility depend on the continued operation, financial condition, governance, and market acceptance of the issuer and related protocol. Although frxUSD is designed to maintain a stable value, there can be no assurance that it will remain fully redeemable, maintain its intended peg, or continue to be widely accepted in the marketplace.

Any disruption affecting frxUSD, including a loss of confidence by market participants, reduced liquidity, redemption limitations, operational failures, cybersecurity incidents, governance disputes, regulatory actions, reserve-related concerns, or other adverse developments, could result in a decline in the value or marketability of our digital assets. If frxUSD were to experience a significant de-pegging event or become subject to restrictions on transfer or redemption, we could incur losses and our ability to access liquidity could be materially adversely affected.

In addition, our digital assets are held with a single third-party custodian and are subject to contractual restrictions under our financing arrangements. As a result, we are exposed to risks associated with the custodian's operational performance, security controls, financial condition, and ability to safeguard and facilitate access to our assets. Any failure, interruption, insolvency, cyberattack, fraud, or other adverse event affecting the custodian could impair our ability to access, transfer, liquidate, or realize value from these assets in a timely manner, or at all.

The regulatory environment applicable to stablecoins and other digital assets remains uncertain and continues to evolve. Future legislative, regulatory, enforcement, accounting, tax, or other governmental actions could adversely affect the issuance, custody, transferability, liquidity, valuation, or use of frxUSD and other digital assets. Any such developments could reduce the value of our digital assets, limit our ability to utilize them in our operations or financing arrangements, and adversely affect our business, financial condition, and results of operations.

Because our digital asset holdings represent a significant concentration of assets, any adverse development affecting frxUSD, the related protocol, the custodian, or the broader digital asset market could have a disproportionate impact on our liquidity, financial condition, and results of operations.

Except as disclosed above in this Section “Item 1A. Risk Factors,” there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on June 4, 2026 and our Quarterly Report on Form 10-Q for the period ended March 31, 2026 filed with the SEC on July 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Other than the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC, the Company did not issue any unregistered securities during the second quarter of 2026.

(b) Not applicable.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the six months ended June 30, 2026, no director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

3.11

Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company (Reverse Stock Split Amendment) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2026)

3.12

Certificate of Designation of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of March 5, 2026)

3.13

Certificate of Amendment to Articles of Incorporation for 10 for 1 reverse stock split (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC as of April 20, 2026)

3.14

Certificate of Designation of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed with the SEC as of May 29, 2026)

3.15

Certificate of Correction of the Certificate of Designation of Series D Preferred Stock, filed on May 27, 2026. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K/A filed with the SEC as of May 29, 2026)

3.16

Certificate of Designation of Series E Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 16, 2026)

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

10.21

Form of Securities Purchase Agreement, between the Company and investor dated as of July 31, 2026  (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 3, 2026).

10.22

Form of the Securities Purchase Agreement, between the Company and investor, dated as of August 18, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC as of August 18, 2026).

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

LA ROSA HOLDINGS CORP.

Date: August 21, 2026	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Founder, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 21, 2026	By:	/s/ Joseph La Rosa
	Name:	Joseph La Rosa
	Title:	Interim Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)